Form 10-Q
period 2008-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2008-11-19
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MEDICAL ALARM CONCEPTS HOLDING, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-153290
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5215-C Militia Hill Road, Plymouth Meeting, PA 19462

 (Address of Principal Executive Offices)
 _______________

1 (877) 639-2929
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 19, 2008: 45,185,800 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of September 30, 2008 (Unaudited) and June 30, 2008	F-1

Statements of Operations for the Three Months Ended September 30, 2008 and the Period from June 4, 2008 (Inception) through September 30, 2008 (Unaudited)	F-2

Statement of Stockholders Equity from June 4, 2008 (Inception) through September 30, 2008 (Unaudited)	F-3

Statements of Cash flows for the Three Months Ended September 30, 2008 and the Period from June 4, 2008 (Inception) through September 30, 2008 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Medical Alarm Concepts Holdings, Inc.
(a development stage company)
BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	June 30
	2008	2008
	(Unaudited)
CURRENT ASSETS

Cash	$448,801	$734,157
Prepaid expenses	2,160	-

Total Current Assets	450,961	739,157

PROPERTY
Furniture and Fixtures, net	20,000	-
Office Equipment, net	11,964	-

Property, net	31,964	-

Security deposit	5,000	5,000

TOTAL ASSETS	$487,925	$739,157

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$23,704	$5,211
Accrued expenses	24,663	7,500

Total Current Liabilities	48,367	12,711

TOTAL LIABILITIES	48,367	12,711

STOCKHOLDERS' EQUITY

Common stock - at $0.0001 par value; 100,000,000 shares authorized
45,255,400 and 45,185,800 issued and outstanding, respectively	4,526	4,519
Additional paid-in capital	795,824	777,431
Deficit accumulated during the development stage	(360,792)	(55,504)

Total Stockholders' Equity	439,558	726,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$487,925	$739,157

See accompanying notes to the financial statements.

Medical Alarm Concepts Holdings, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS

	Three	The Period from
	Months	June 4, 2008
	Ended	(Inception)
	September 30	through
	2008	September
	(Unaudited)	30, 2008
Revenue	$-	$-

Operating expenses
Advertising	20,857	-
Travel and entertainment	35,617	-
Research and development	22,100	-
Professional fees	66,972	19,094
Compensation	53,775	13,206
General and administrative	84,270	23,204

Total operating expenses	283,591	55,504

Total operating loss	(283,591)	(55,504)

Other Income (Expenses)
Interest income	3,303	-
Interest expense	(25,000)	-
Loss before income taxes	(305,288)	(55,504)

Income tax provision	-	-

Net loss	$(305,288)	$(55,504)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares - basic and diluted	38,557,689	38,554,963

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
(A development stage company)
Statement of Stockholders’ Equity
For the Period from June 4, 2008 (Inception) through September 30, 2008
(Unaudited)

	Membership	Common		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Units	Shares	Amount	Capital	Stage	Equity

June 4, 2007 (Inception)	30	-	$-	$-	$-	$-

Common stock issued in exchange for membership units on June 24, 2008	(30)	30,000,000	3,000	(3,000)		-

Shares issued at $0.05 on June 4, 2008 (net of costs of $13,500)		15,000,000	1,500	735,000		736,500

Shares issued at $0.25 on June 12, 2008		156,800	16	39,184		39,200

Common stock issued for services		25,000	3	6,247		6,250

Net loss					(55,504)	(55,504)

Balance, June 30, 2008	-	45,181,800	4,519	777,431	(55,504)	726,446

Shares issued at $0.25 from July 1 to July 11, 2008		73,600	7	18,393		18,400

Net loss					(305,288)	(305,288)

Balance, September 30, 2008	-	45,255,400	$4,526	$795,824	$(360,792)	$439,558

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
(A development stage company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2008	Period From June 4, 2008 (inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,288)	$(360,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	6,250
Changes in assets and liabilities
Increase in other assets	(2,160)	(7,160)
Increase in accounts payable	18,493	23,704
Increase in accrued expenses	17,163	24,663
Net Cash Used in Operating Activities	(271,792)	(313,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	(20,000)	(20,000)
Office Equipment	(11,964)	(11,964)
Net Cash Used in Operating Activities	(31,964)	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	18,400	794,100
Net Cash Provided By Financing Activities	18,400	794,100

NET INCREASE (DECREASE) IN CASH	(285,356)	448,801

CASH AT BEGINNING OF PERIOD	734,157	-
CASH AT END OF PERIOD	$448,801	$448,801

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM JUNE 4, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

-NOTE 1 -	NATURE OF OPERATIONS

On June 4, 2008 Medical Alarm Concepts Holdings, Inc. ("Medical Holdings" or the “Company”) was incorporated under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC.

On June 24, 2008, the Company merged with Medical Alarm Concepts LLC ("Medical LLC") a Pennsylvania Limited Liability Company. The members of Medical Alarm Concepts LLC received 30,000,000 shares of the Company's common stock or 100% of the outstanding shares in the merger. As of the date of the merger Medical LLC was inactive.

Medical Alarm Concepts Holdings, Inc. (“Medical Holdings” or the “Company”), a development stage company, was incorporated on June 4, 2008 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company plans to utilize new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

-NOTE - 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three month period ended September 30, 2008 and the period from June 4, 2008 (Inception) through September 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on September 15, 2008.

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, prepaid expenses accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company’s future revenues will be derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medial or age-related conditions. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161“Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

-NOTE - 3	GOING CONCERN

The Company is currently in the development stage. The Company intends to utilize new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions; however, the Company has not yet begun operations. Its activities as of September 30, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $360,792 at September 30, 2008, and had a net loss of $360,792 for the period from June 4, 2008 (inception) through September 30, 2008.

The Company had a deficit accumulated during the development stage and had a net loss for the period from June 4, 2008 (inception) through September 30, 2008 with no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

-NOTE - 4	STOCKHOLDERS’ EQUITY

Common stock

On June 24, 2008 the Company issued 30,000,000 of its common stock at their par value of $0.0001 in exchange for all outstanding membership units of Medical Alarm Concepts, LLC held by the Company’s members.

For the period from June 6, 2008 through June 15, 2008, the Company sold 15,000,000 shares of its common stock at $0.05 per share for $750,000 to six (6) individuals.

On June 9, 2008, the Company issued 25,000 shares of its common stock at its fair market value of $0.25 per share or $6,250 to its attorneys, for services rendered.

For the period from June 23, 2008 through June 30, 2008, the Company sold 160,800 shares of its common stock at $0.25 per share for $40,200 to twenty-five (25) individuals.

For the period from July 1, 2008 through July 11, 2008, the Company sold 73,600 shares of its common stock at $0.25 per share for $18,400 to 17 individuals.

-NOTE - 5	PATENT

On July 10, 2008, the Company entered into a patent assignment for a note of $2,500,000 plus simple interest of 6% commencing on September 1, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

Medical Alarm Concepts has taken the proven PERS system and upgraded it with a new state-of-the-art technology. We are introducing the FIRST 2-way voice speakerphone pendant. No other PERS system on the market today offers two-way voice communication directly through the pendant. In an emergency, the current systems require the user to be NEAR the base station in order to communicate with the monitoring center. This leaves the user confined to a one-room radius of the base station at all times. Our system enables the user to communicate directly through their wearable pendant, leaving them free to move anywhere in and around the home.

Our primary focus is in the sale of our medical devices. We intend to link, install and monitor the medical alarm systems to a pre-designated central station. Our home communicator connects to a telephone line and our medical pendent, when activated, sends an automated digital telephone signal to a monitoring facility. Within seconds a highly trained monitoring professional follows a proscribed response protocol to quickly assess the situation and provide an appropriate response. This may include calling the police, fire, or ambulance to respond to the situation, or calling family, friends, or neighbors.

In addition, we also have a retail division that allows individuals who prefer not to pay the monthly fee, to make a one-time purchase of the unit. The unit will connect them to a designated personal contact or simply to 911.

Results of Operations

For the period from inception through September 30, 2008, we had no revenue. Expenses for the period from inception to September 30, 2008 totaled $283,591 resulting in a Net loss of $305,288.

Capital Resources and Liquidity

As of September 30, 2008, we had $448,801 in cash.

We believe we can satisfy our cash requirements for the next twelve months with our current cash. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate incurring operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Howard Teicher, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2008, we sold 15,000,000 shares to 6 individuals at a purchase price of $0.05 per share.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In July 2008, we completed a private placement offering where we sold 234,400 shares of our common stock at a purchase price of $0.25 per share to 40 shareholders.

The Common Stock issued in this offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in March 2008 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: November 19, 2008	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer, Chief Financial Officer