Form 10-Q/A
period 2008-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2009-02-10
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2009:   45,259,400 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Amendment No. 1 to
FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS	Page #

Balance Sheets as of September 30, 2008 (Unaudited) (Restated) and June 30, 2008	F-1

Statements of Operations for the Three Months Ended September 30, 2008 and the Period from June 4, 2008 (Inception) through September 30, 2008 (Unaudited) (Restated)	F-2

Statement of Stockholders Equity from June 4, 2008 (Inception) through September 30, 2008 (Unaudited) (Restated)	F-3

Statements of Cash flows for the Three Months Ended September 30, 2008 and the Period from June 4, 2008 (Inception) through September 30, 2008 (Unaudited) (Restated)	F-4

Notes to the Financial Statements (Unaudited) (Restated)	F-5

Medical Alarm Concepts Holdings, Inc.
(a development stage company)
BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	June 30
	2008	2008
	(Unaudited)
	(Restated)
CURRENT ASSETS
Cash	$448,801	$734,157
Prepaid expenses	2,160	-

Total Current Assets	450,961	739,157

PROPERTY
Furniture and Fixtures, net	20,000	-
Office Equipment, net	11,964	-

Property, net	31,964	-

SECURITY DEPOSIT	5,000	5,000

PATENT, net of accumulated amortization of $104,167 and $0	2,395,833	-

TOTAL ASSETS	$2,883,758	$739,157

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,704	$5,211
Accrued expenses	24,663	7,500

Total Current Liabilities	48,367	12,711

PATENT PAYABLE	2,500,000	-

TOTAL LIABILITIES	2,548,367	12,711

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock – at $0.0001 par value; 50,000,000 shares authorized, 30,000,000 shares issued and outstanding	3,000	-
Common stock - at $0.0001 par value; 100,000,000 shares authorized
45,255,400 and 45,185,800 issued and outstanding, respectively	4,526	4,519
Additional paid-in capital	795,824	777,431
Deficit accumulated during development stage	(467,959)	(55,504)
Total Stockholders' Equity	335,391	726,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,883,758	$739,157

See accompanying notes to the financial statements.

Medical Alarm Concepts Holdings, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30 2008 (Unaudited) (Restated)	The Period from June 4, 2008 (Inception) through September 30, 2008 (Restated)

Revenue	$-	$-

Operating expenses
Advertising	20,857	20,857
Amortization	104,167	104,167
Travel and entertainment	35,617	35,617
Research and development	22,100	22,100
Professional fees	66,972	86,066
Compensation	53,775	66,981
General and administrative	87,270	110,474

Total operating expenses	390,758	446,262)

Total operating loss	(390,758)	(446,262)

Other Income (Expenses)
Interest income	3,303	3,303
Interest expense	(25,000)	(25,000)
Loss before income taxes	(412,455)	(467,959)

Income tax provision	-	-

Net loss	$(412,455)	$(467,959)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares – basic and diluted	38,557,689	38,554,963

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A development stage company)
Statement of Stockholders’ Equity
For the Period from June 4, 2008 (Inception) through September 30, 2008
(Unaudited)
(Restated)

		Preferred		Common
	Membership Units	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
June 4, 2007 (Inception)	30		$-	-	$-	$-	$-	$-

Common stock issued in exchange for membership units on June 24, 2008	(30)			30,000,000	3,000	(3,000)		-

Shares issued at $0.05 on June 4, 2008 (net of costs of $13,500)				15,000,000	1,500	735,000		736,500

Shares issued at $0.25 on June 12, 2008				156,800	16	39,184		39,200

Common stock issued for services				25,000	3	6,247		6,250

Net loss							(55,504)	(55,504)

Balance, June 30, 2008				45,181,800	4,519	777,431	(55,504)	726,446

Shares issued at $0.25 from July 1 to July 11, 2008				73,600	7	18,393		18,400

Preferred stock issued for services		30,000,000	3,000					3,000

Net loss							(412,455)	(412,455)

Balance, September 30, 2008	-	30,000,000	$3,000	45,255,400	$4,526	$795,824	$(467,959)	$335,391

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A development stage company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2008	Period From June 4, 2008 (inception) through September 30, 2008
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(412,455)	$(467,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	3,000	9,250
Amortization of patent	104,167	104,167
Changes in assets and liabilities
Increase in prepaid assets	(2,160)	(2,160)
Increase in security deposit	-	(5,000)
Increase in accounts payable	18,493	23,704
Increase in accrued expenses	17,163	24,663
Net Cash Used in Operating Activities	(271,792)	(313,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	(20,000)	(20,000)
Office Equipment	(11,964)	(11,964)
Net Cash Used in Operating Activities	(31,964)	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	18,400	794,100
Net Cash Provided By Financing Activities	18,400	794,100

NET INCREASE (DECREASE) IN CASH	(285,356)	448,801

CASH AT BEGINNING OF PERIOD	734,157	-

CASH AT END OF PERIOD	$448,801	$448,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

INTEREST PAID	$25,000	$-
TAXES PAID	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:

PATENT PURCHASED WITH DEBT	$2,500,000-	$-

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM JUNE 4, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

–NOTE - 1	NATURE OF OPERATIONS

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

–NOTE - 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three months period ended September 30, 2008 and the period from June 4, 2008 (Inception) through September 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on September 15, 2008.

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

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) using the modified prospective method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

–NOTE – 3	GOING CONCERN

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $467,959 at September 30, 2008, and had a net loss of $467,959 for the period from June 4, 2008 (inception) through September 30, 2008.

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

–NOTE – 4	STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued Series A Convertible Preferred Stock totaling $3,000 on July 18, 2008 (the “Series A”) for services performed. The holders of Series A were issued 30,000,000 shares of preferred stock, having a stated value of $0.0001 per share.

The Series A has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

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

–NOTE – 5	PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (“Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012.

–NOTE – 6	RESTATEMENTS OF FINACIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended September 30, 2008 as included in its Form 10-Q filed on November 19, 2008 the Company realized that certain items were not included in the filing.  The Company issued 30,000,000 shares of newly designated Series A Convertible Preferred Stock for $3,000 of services and the Company purchased a patent for $2,500,000. Accordingly, the Company is restating its previously issued financial statements for the period.  Details of the misstatements are set out below:

(i)	To record the patent purchase
	Patent	$ 2,500,000
	Patents payable	$2,500,000

(ii)	To record the amortization of patent
	Amortization	$ 104,167
	Accumulated amortization - Patents	$104,167

(iii)	To record the issuance of preferred stock for services
	Preferred Stock	$ 3,000
	General and administrative	$3,000

Below in tabular format are line items as originally reported and restated.

Balance Sheet as of September 30, 2008

	As Originally Reported	As Restated
CURRENT ASSETS
Cash	$448,801	$448,801
Prepaid expenses	2,160	2,160

Total Current Assets	450,961	450,961

PROPERTY
Furniture and Fixtures, net	20,000	20,000
Office Equipment, net	11,964	11,964

Property, net	31,964	31,964

SECURITY DEPOSIT	5,000	5,000

PATENT, net of accumulated	-	2,395,833

TOTAL ASSETS	$487,925	$2,883,758

CURRENT LIABILITIES
Accounts Payable	$23,704	$23,704
Accrued Expenses	24,663	24,663

Total Current Liabilities	48,367	48,367

PATENT PAYABLE	-	2,500,000

TOTAL LIABILITIES	48,367	2,548,367

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock – at $0.0001 par value; 50,000,000 shares authorized, 30,000,000 issued and outstanding	-	3,000
Common stock - at $0.0001 par value; 100,000,000 shares authorized
45,255,400 and 45,185,800 issued and outstanding, respectively	4,526	4,526
Additional paid-in capital	795,824	795,824
Deficit accumulated during development stage	(360,792)	(467,959)
Total Stockholders' Equity	439,558	335,391
Total liabilities and Stockholder's Equity	$487,925	$2,883,758

Statement of Operations for the Three Months Ended September 30, 2008

	As Originally Reported	As Restated
Revenue	$-	$-

Operating expenses
Advertising	20,857	20,857
Amortization	-	104,167
Travel and entertainment	35,617	35,617
Research and development	22,100	22,100
Professional fees	66,972	66,972
Compensation	53,775	53,775
General and administrative	84,270	87,270

Total operating expenses	283,591	390,758

Total operating loss	(283,591)	(390,758)

Other Income (Expenses)
Interest income	3,303	3,303
Interest expense	(25,000)	(25,000)
Loss before income taxes	(305,288)	(412,455)

Income tax provision	-	-

Net loss	$305,288	$(412,455)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common
Shares – basic and diluted	38,557,689	38,557,689

–NOTE – 7	SUBSEQUENT EVENT

On November 12, 2008, the Company sold 4,000 shares of its common stock at $0.25 per share for $1,000 to two (2) individuals.

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

Plan of Operation

Medical Alarm Concepts has taken the proven PERS system and upgraded it with a new state-of-the-art technology. We are introducing a 2-way voice speakerphone pendant that connects to a monitored call center. No other PERS system on the market today offers two-way voice communication directly through the pendant. In an emergency, the current systems require the user to be NEAR the base station in order to communicate with the monitoring center. This leaves the user confined to a one-room radius of the base station at all times. Our system enables the user to communicate directly through their wearable pendant, leaving them free to move anywhere in and around the home.

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

Results of Operations

For the period from inception through September 30, 2008, we had no revenue. Expenses for the period from inception to September 30, 2008 totaled $446,262 resulting in a Net loss of $467,959.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Howard Teicher, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

-	failure to include the information of the patent agreement on our financial statements; and
-	failure to include the preferred shares on our financial statements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We have amended the Form 10-Q to include the revised financial statements to take into account the preferred shares and the patent agreement;

2.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

3.	We will increase management oversight of accounting and reporting functions in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2008, we issued 30,000,000 shares to certain individuals as founders’ shares.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

In July 2008, we issued 25,000 to Anslow & Jaclin, LLP as compensation for services rendered.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 10, 2008, we entered into a Purchase Agreement and Patent Assignment with Nevin Jenkins for the purchase of the exclusive right to use 4 patents owned by Nevin Jenkins.  Pursuant to the agreement, we have agreed to pay a total of $2,500,000 plus simple interest at a rate of 6% per annum.  Interest payments are due on the first day of each month in the amount of $12,500 and a balloon payment for the outstanding principal is due forty-eight months from the date of the agreement.  A copy of the entire Purchase Agreement and Patent Assignment is attached hereto as Exhibit 10.1.

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

10.1 Purchase Agreement and Patent Assignment

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: February 9, 2009	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer, Chief Financial Officer