Form 10-Q
period 2008-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2009-02-23
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

1 (877) 639-2929
 (Issuer Telephone number)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

December 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	4
Item 3	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T.	Controls and Procedures	5

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURE

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS	Page #

Balance Sheets as of December 31, 2008 (Unaudited) and June 30, 2008	F-1

Statements of Operations for the Six and Three Months Ended December 31, 2008 and the Period from June 4, 2008 (Inception) through December 31, 2008 (Unaudited)	F-2

Statement of Stockholders Equity (Deficit) from June 4, 2008 (Inception) through December 31, 2008 (Unaudited)	F-3

Statements of Cash flows for the Six and Three Months Ended December 31, 2008 and the Period from June 4, 2008 (Inception) through December 31, 2008 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Medical Alarm Concepts Holdings, Inc.
(a development state company)
BALANCE SHEETS

	December 31,
	2008	June 30, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS	$152,037	$734,157
Cash	16,160	-
Prepaid Expenses

Total Current Assets	167,197	734,157

PROPERTY
Furniture and Fixtures, net	19,285	-
Office Equipment, net	11,366	-

Property net	30,651	-

Security Deposit	-	5,000

PATENT, net of accumulated amortization of $208,333 and $104,167	2,291,667	-

TOTAL ASSETS	$2,490,515	$739,157

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$38,001	$5,211
Accrued expenses	-	7,500
TOTAL CURRENT LIABILITIES	38,001	12,711

PATENT PAYABLE	2,500,000	-

TOTAL LIABILITIES	2,538,001	12,711

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Convertible Preferred Stock – at $0.0001 per value,
50,000,000 shares authorized 30,000,000 shares issued outstanding	3,000	-
Common stock – at $0.0001 per value 100,000,000 shares authorized
at 45,259,400 and 45,185,800 issued and outstanding, respectively	4,526	4,519
Additional paid-in-capital	796,824	777,431
Deficit accumulated during development stage	(851,836)	(55,504)
Total Stockholders’ Equity (Deficit)	(47,486)	726,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,490,515	$739,157

See accompanying notes to financial statements

Medical Alarm Concepts Holdings, Inc.
(a development state company)
STATEMENTS OF OPERATIONS

			The Period from
			June 4, 2008
	Six Months	Three Months	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2008	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	-	-	-

Operating expenses
Advertising	$38,162	$17,305	$38,162
Amortization	208,333	104,166	208,333
Travel and entertainment	111,259	75,642	111,259
Research and development	39,404	17,304	39,404
Professional fees	88,972	22,000	108,066
Compensation	100,969	47,194	114,175
General and administration	161,926	74,656	185,130

Total Operating Expenses	749,025	358,267	804,529

Total Operating Loss	(749,025)	(358,267)	(804,529)

Other Income <Expenses>
Depreciation	(1,313)	(1,313)	(1,313)
Interest Income	4,006	703	4,006
Interest Expense	(50,000)	(25,000)	(50,000)
Loss before income taxes	(796,332)	(383,877)	(851,836)

Income tax provision	-	-	-

Net loss	$(796,332)	$(383,877)	$(851,836)

Net loss per common share – basic and diluted	0.02	0.01	0.02

Weighted average number of common shares basic and diluted	45,253,398	45,256,487	44,396,620

See accompanying notes to the financial statements

Medical Alarm Concepts Holdings, Inc.
Statement of Stockholders' Equity (Deficit)
For the Period from June 4 2008 (Inception) through December 31, 2008
(Unaudited)

		Preferred		Common
							Deficit
							Accumulated
						Additional	During	Total
	Membership					Paid-In	Development	Stockholders'
	Units	Shares	Amount	Shares	Amount	Capital	Stage	Equity

June 4, 2007
(Inception)	30	-	$-	-	$-	$-	$-	$-

Common Stock
issued in exchange
for membership
Units June 24, 2008	30	-	-	30,000,000	3,000	(3,000)	-	-

Shares issued at
$0.05 on June 4,
2008 (net of costs
of $13,500)	-	-	-	15,000,000	1,500	735,000	-	736,500

Shaes issued at
$0.25 on June 12,
2008	-	-	-	156,800	16	39,184	-	39,200

Common stock
issued for services	-	-	-	25,000	3	6,247	-	6,250

Net Loss	-	-	-				(55,504)	(55,504)

Balance June 30,
2008	-	-	-	45,181,800	4,519	777,431	(55,504)	726,446

Shares issued at
$0.25 from July 1,
to November 30, 2008	-	-	-	77,600	7	19,393	-	19,400

Preferred stock
issure for services	-	30,000,000	3,000	-	-	-	-	3,000

Net Loss	-	-	-	-	-	-	(796,332)	(796,332)

Balance
December 31, 2008	-	3,000,000	3,000	45,259,400	4,526	796,824	(851,836)	(47,486)

Medical Alarm Concepts Holdings, Inc.
 (a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from June
	Six Months	Three Months	4, 2008 (inception)
	Ended December	Ended December	through
	31, 2008	31, 2008	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,332)	$(383,877)	$(851,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	3,000	-	9,250
Amortization of patent	208,333	104,166	208,333
Depreciation	1,313	1,313	1,313
Changes in assets and liabilities	-	-	-
Increase in prepaid assets	(15,160)	(13,000)	(15,160)
Increase in security deposit	5,000	5,000	-
Increase in accounts payable	32,790	14,297	38,001
Increase decrease in accrued expenses	(7,500)	(24,663)	-
Net Cash used in operating activities	(568,556)	(296,764)	(610,099)

Cash flows from investing activities
Furniture & Fixtures	(20,000)	-	(20,000)
Office Equipment	(11,964)	-	(11,964)
Net cash used in operating activities	(31,964)	-	(31,964)

Cash flows from financial activities
Sale of common stock	18,400	-	794,100

Net cash provided from financial activities	18,400	-	794,100

NET INCREASE <DECREASE> IN CASH	(582,120)	(296,764)	152,037

CASH AT BEGINNING OF PERIOD	734,157	448,801	-

CASH AT END OF PERIOD	$152,037	$152,037	$152,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST PAID	50,000	25,000	50,000

NON CASH FINANCIAL AND INVESTING ACTIVITIES

PATENT PURCHASED WITH DEBT	$2,500,000	-	$2,500,000

See accompanying notes to the financial statements

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM JUNE 4, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008
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

Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended December 31, 2008 and the period from June 4, 2008 (Inception) through December 31, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on September 15, 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008.

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

–NOTE - 3	GOING CONCERN

The Company is currently in the development stage. The Company intends to utilize new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions; however, the Company has not yet begun operations. Its activities as of December 31, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $851,836 at December 31, 2008, and had a net loss of $796,332 for the period from June 4, 2008 (inception) through December 31, 2008.

The Company had a deficit accumulated during the development stage and had a net loss for the period from June 4, 2008 (inception) through December 31, 2008 with no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

–NOTE - 4	STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued Series A Convertible Preferred Stock totaling $3,000 on July 18, 2008 (the “Series A”) for services performed. The holders of Series A were issued 30,000,000 shares of preferred stock, having a stated value of $0.0001 per share.

The Series A has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 4.99% of the issued and outstanding common stock.

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

On November 12, 2008, the Company issued 4,000 shares of its common stock at its fair market value of $0.25 per share or $1,000 to two individuals.

–NOTE - 5	PATENT

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

Results of Operations

For the period from inception through December 31, 2008, we had no revenue. Expenses for the period from inception to December 31, 2008 totaled $804,529 resulting in a Net loss of $851,836.

Capital Resources and Liquidity

As of December 31, 2008, we had $152,037 in cash.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate incurring operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We are still pursuing our business but need to raise additional funds through either debt or equity offerings in order to continue to operate for the next twelve months. We have been speaking with investors regarding possible financing opportunities, however at this point, there is no assurance that we will be successful in procuring additional financing.  If we are unable to raise the necessary capital, we will be required to cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Howard Teicher, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended December 31, 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.	Based on our auditor’s review we had substantial changes to our financial statements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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
2.	We will increase management oversight of accounting and reporting functions in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: February 23, 2009	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer, Chief Financial Officer