Form 10-Q
period 2009-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2009-05-20
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2009:   45,259,400 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	6
Item 1A	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURE

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008	F-1

Statements of Operations for the Three Months Ended March 31, 2009, the Nine Months Ended March 31, 2009 and the Period from June 4, 2008 (Inception) through March 31, 2009 (Unaudited)	F-2

Statement of Stockholders Equity (Deficit) from June 4, 2008 (Inception) through March 31, 2009 (Unaudited)	F-3

Statements of Cash flows for the Three Months Ended March 31, 2009, the Nine Months Ended March 31, 2009 and the Period from June 4, 2008 (Inception) through March 31, 2009 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Medical Alarm Concepts Holdings, Inc.
(a development stage company)
BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$230,189	$734,157
Restricted cash	100,000	-
Prepaid expenses	18,160	-

Total Current Assets	348,349	734,157

PROPERTY
Furniture and Fixtures, net	18,927	-
Office Equipment, net	11,069	-

Property, net	29,996	-

Security Deposit	-	5,000

Patent, net of accumulation of $312,499	2,187,501	-

TOTAL ASSETS	$2,565,846	$739,157

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$77,585	$5,211
Deferred revenue	2,602	-
Accrued expenses	1,500	7,500

Total Current Liabilities	81,687	12,711

Patent payable	2,500,000	-

Notes payable – face amount	467,500	-
Less original issue and notes payable discount	(345,440)	-

TOTAL LIABILITIES	2,703,747	12,711

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible Preferred Stock - at $0.0001 par value; 50,000,000 shares Authorized 30,000,000 shares issued and outstanding	3,000	-
Common stock - at $0.0001 par value; 100,000,000 shares authorized
45,259,400 and 45,185,800 issued and outstanding, respectively	4,526	4,519
Additional paid-in capital	1,099,764	777,431
Deficit accumulated during the development stage	(1,245,191)	(55,504)

Total Stockholders' Equity (Deficit)	(137,901)	726,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,565,846	$739,157

See accompanying notes to the financial statements.

Medical Alarm Concepts Holdings, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			The Period from
	Nine	Three	June 4, 2008
	Months	Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2009	2009	2009

Revenue	$-	$-	$-

Operating expenses
Advertising	46,662	8,500	46,662
Amortization	312,499	104,166	312,499
Travel and entertainment	166,781	55,522	166,781
Research and development	50,304	10,900	50,304
Professional fees	144,333	55,361	163,427
Compensation	155,626	54,657	168,832
General and administrative	230,024	66,785	253,228

Total operating expenses	1,106,229	355,891	1,161,733

Total operating loss	(1,106,229)	(355,891)	(1,161,733)

Other Income (Expenses)
Interest income	4,042	36	4,042
Interest expense	(87,500)	(37,500)	(87,500)
Loss before income taxes	(1,189,687)	(393,355)	(1,245,191)

Income tax provision	-	-	-

Net loss	$(1,189,687)	$(305,288)	$(1,245,191)

Net loss per common share – basic and diluted	$(0.03)	$(0.00)	$(0.03)

Weighted average number of common shares – basic and diluted	45,259,400	45,253,398	44,654,594

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A development stage company)
Statement of Stockholders’ Equity (Deficit)
For the Period from June 4, 2008 (Inception) through March 31, 2009
(Unaudited)

									Deficit
									Accumulated	Total
								Additional	During	Stockholders'
	Membership	Preferred		Common				Paid-In	Development	Equity
	Units	Shares	Amount	Shares		Amount		Capital	Stage	(Deficit)

June 4, 2007
(Inception)	30			$		$		$	$	$

Common Stock
issued in exchange
for membership
Units June 24, 2008	30				30,000,000		3,000	(3,000)

Shares issued at
$0.05 on June 4,
2008 (net of costs
of $13,500)					15,000,000		1,500	735,000		736,500

Shaes issued at
$0.25 on June 12,
2008					156,800		16	39,184		39,200

Common stock
issued for services					25,000		3	6,247		6,250

Net Loss									(55,504)	(55,504)

Balance June 30,
2008	-	-	-		45,181,800		4,519	777,431	(55,504)	726,446

Shares issued at
$0.25 from July 1,
to November 12, 2008					77,600		7	19,393		19,400

Preferred stock
issure for services		30,000,000	3,000							3,000

Value of warrants issued
with notes on March 30, 2009								302,940		302,940

Net Loss									(1,189,687)	(1,189,687)

Balance
March 31,2009	-	30,000,000	$3,000		45,259,400		$4,526	$1,099,764	$(1,245,191)	$(137,901)

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A development stage company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31, 2009	Period From June 4, 2008 (inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,189,687)	$(1,224,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	3,000	9,250
Amortization of patent	312,499	312,499
Depreciation	1,969	1,969
Changes in assets and liabilities
Increase in prepaid expenses	(18,160)	(18,160)
Decrease in security deposit	5,000	-
Increase in accounts payable	72,373	77,586
Increase in deferred revenue	2,602	2,602
Decrease in accrued expenses	(6,000)	-
Net Cash Used in Operating Activities	(816,404)	(858,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	(20,000)	(20,000)
Office Equipment	(11,964)	(11,964)
Net Cash Used in Operating Activities	(31,964)	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(100,000)	(100,000)
Sale of common stock	443,400	1,219,100
Net Cash Provided By Financing Activities	343,400	1,119,100

NET INCREASE (DECREASE) IN CASH	(503,968)	230,189

CASH AT BEGINNING OF PERIOD	734,157	-
CASH AT END OF PERIOD	$230,189	$230,189

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM JUNE 4, 2008 (INCEPTION) THROUGH MARCH 31, 2009
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

Basis of Presentation

The accompanying interim financial statements for the three and nine month periods ended March 31, 2009 and the period from June 4, 2008 (Inception) through March 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on September 15, 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  We believe that SFAS 162 will have no impact on our existing accounting methods.

On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “ Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards (“SFAS”) No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits ,” to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “ Fair Value Measurements ”. We do not anticipate that the adoption of this statement will have any effect on our financial condition and results of operations since we do not have any postretirement plans.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Consolidated Financial Statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

–NOTE – 3	GOING CONCERN

The Company is currently in the development stage. The Company intends to utilize new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions; however, the Company has not yet begun operations. Its activities as of March 31, 2009 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,245,191 at March 31, 2009, and had a net loss of $1,189,687 for the period from June 4, 2008 (inception) through March 31, 2009.

The Company had a deficit accumulated during the development stage and had a net loss for the period from June 4, 2008 (inception) through March 31, 2009 with no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

–NOTE – 4	NOTES PAYABLE

On March 30, 2009, the Company sold two convertible promissory notes in the aggregate principal amount of $467,500.  The aggregate gross proceeds of the sales were $425,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $42,500.  The notes are payable April 30, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.001, at $0.40 per share.

As of March 31, 2009, there was an aggregate of $467,500 in principal amount (face value at maturity) of term promissory notes outstanding.

–NOTE - 5	STOCKHOLDERS’ EQUITY (DEFICIT)

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

Warrants

On March 30, 2009, together with the sale of convertible promissory notes discussed in Note 4, the Company issued warrants to purchase 2,337,500 shares of the Company’s common stock. The warrants are exercisable over five years at an exercise price of $0.45 per share. The fair value of these warrants granted, estimated on the date of grant, was $302,940, which has been recorded as a discount to the convertible notes payable, using the Black-Scholes option-pricing model.

–NOTE – 6	PATENT

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

Results of Operations

For the period from inception through March 31, 2009, we had no revenue. Expenses for the period from inception to March 31, 2009 totaled $1,161,733 resulting in a Net loss of $1,245,191.

Capital Resources and Liquidity

As of March 31, 2009, we had $230,189 in cash.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2009, we entered into a subscription agreements with each of the Purchasers (the “Subscription Agreement”), a copy of which is attached hereto as Exhibit 4.1. Pursuant to the Subscription Agreement, we executed and agreed to deliver to the Purchasers: (i) Convertible Promissory Notes in the aggregate principal amount of $467,500 (each, a “Note” and collectively, referred to as the “Notes”); and (ii) a Class A Common Stock Purchase Warrant to purchase an aggregate of 200 % of the number of shares of our Common Stock (each a “Warrant” and collectively, referred to as the “Warrants”). A form of the Note is attached as Exhibit 4.2 and a form of the Warrant is attached as Exhibit 4.3.

The Notes mature 13 months after the Closing Date (the “Maturity Date”) and has an original issue discount of 10% but bears no additional interest. For the term of the Note, it is convertible into shares of our common stock, par value $0.001 (the “Common Stock”) at a fixed conversion price (subject to adjustment from time to time upon the occurrence of certain events) of $0.40 (the “Fixed Conversion Price”). From and after the Maturity Date, the Conversion Price shall be equal to the lesser of (i) the Fixed Conversion Price, or (ii) ninety percent (90%) of the average of the closing bid price of our common stock as reported by Bloomberg L.P. for the Principal Market for the five trading days preceding to the date of the conversion of the Note. If the Principal Amount with accrued interest is not paid off prior to the Maturity Date, we can pay any amounts due under this Note as of the Maturity Date within five (5) days after the Maturity Date (the “Grace Period”). After the Grace Period, the interest rate will be increased to 10% per annum.

The Warrant is exercisable at an exercise price of $0.45 per share (the “Exercise Price”) and expires on the fifth anniversary of the Closing Date. The Exercise Price is subject to standard adjustments and full ratchet price protection from any anti-dilution.

The sale of the Notes and Warrants were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

The Company filed a Form 8-K on April 1, 2009 for the entry into a material definitive agreement, creation of a direct financing obligation or an obligation under an off-balance sheet arrangement of a registrant and unregistered sale of securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: May 19, 2009	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer, Chief Financial Officer