Form 10-K
period 2009-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2009-10-13
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-153290

MEDICAL ALARM CONCEPTS HOLDING, INC.
(Exact name of issuer as specified in its charter)

Nevada	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215-C Militia Hill Road Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 639-2929

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of October 13, 2009, the registrant had 45,259,400 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

Description of Our Business

Overview

General

We were formed in June 2008 and on June 24, 2008 we acquired 100% of the membership interests in Medical Alarm Concepts, LLC, a Delaware limited liability corporation. Our plan is to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. Our product is a home communicator that connects directly to a telephone line via remote access. Our product is a medical pendent that, when activated, sends an automated digital telephone signal to a monitoring facility where a highly trained professional responds to the alert and provides the proper assistance.

Marketing

The obvious and most common use for medical alarms is as a safeguard for the elderly. While very few things can prevent falls by elderly persons, medical alarms mitigate the potential harm done if there is not a timely response to such an accident. Medical alarms are more convenient and safer than the telephone. The user wears them on their wrist, around their neck, or on their belt so that it is always accessible and easy to reach.

Marketing efforts will include advertising in print media, on the radio, and on television. Interested parties will be invited to (1) inquire about Medical Alarms through our website at www.medicalalarmconcepts.com; (2) call our 24/7 toll free telephone number; or (3) write in for information. We will offer information brochures outlining our services or fees.

Sales activity will be one-on-one personal contact with potential clients. Medical Alarms’ sales philosophy includes an in-depth discussion with our trained sales consultants to understand the potential customers desires and needs in order to recommend the appropriate plan and set-up with each individual to achieve the highest level of satisfaction in our product.

Medical Alarms will prepare a sales contract specifying dates, times, services, limits of liability, and other appropriate information to be signed and returned by the customer along with full payment in advance.

Competition

Philips Medical Systems

Philips Medical Systems, a growing leader in the growing medical device and diagnostic industry, is committed to providing innovative technology and services that enable health care providers to achieve clinical excellence. Philips is positioned to deliver solutions with unique clinical solutions with unique clinical benefits and meet health care’s challenges today and in the future and is firmly established as a worldwide leader in most of its markets, including X-ray, ultrasound, nuclear medicine patient monitoring and automated external defibrillator devices.

The division is represented in more than 60 countries and employs over 20,000 people. All products are backed by Philips’ worldwide network of research and development, and sales and service organizations. Philips recent acquisition of Lifeline Medical Alarm has positioned it as the largest PERS provider with over 700,000 monitored accounts.

Life Alert Emergency Response, Inc.

Life Alert provides medical emergency response when seniors experience life-threatening events. Life Alert is the only company endorsed by Dr. C. Everett Koop, MD, former US Surgeon General. Life Alert appears on TV and in AARP magazine.

Since 1987, Life Alert has been in the business of providing emergency response services to the elderly and handicapped on a 24-hour, 7 days a week basis. Life Alert strives to provide the highest quality of services to its consumers.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

Our business office is located at 5215-C Militia Hill Road, Plymouth Meeting, PA 19462.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 21, 2009, our Board of Directors and majority shareholders resolved to amend the Articles of Incorporation to increase the number of authorized shares of our common stock, par value $0.0001, from 100,000,000 to 800,000,000 shares.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “MDHI” since January 2, 2009. However, to date there has been no trading market for our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of October 13, 2009, in accordance with our transfer agent records, we had 42 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

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

Results of Operations

For the period from inception through June 30, 2009, we had no revenue. Expenses for the period from inception to June 30, 2009 totaled $1,609,004 resulting in a Net loss of $1,813,593.

Capital Resources and Liquidity

As of June 30, 2009, we had $50,751 in cash.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended June 30, 2009 and 2007, respectively.

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) Accounting for Stock Based Compensation. Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to nonperformance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Alarm Concepts Holdings, Inc.
(A development stage company)
Plymouth Meeting, Pennsylvania

We have audited the accompanying consolidated balance sheets of Medical Alarm Concepts Holdings, Inc. (a development stage company) (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended June 30, 2009, for the period from June 4, 2008 (inception) through June 30, 2008 and for the period from June 4, 2008 (inception) through June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal year ended June 30, 2009, for the period from June 4, 2008 (inception) through June 30, 2008 and for the period from June 4, 2008 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage and had significant losses for the period from June 4, 2008 (inception) through June 30, 2009 with no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Skillman, New Jersey
October 12, 2009

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
(a development stage company)
BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$50,751	$734,157
Cash – restricted	60,000	-
Subscriptions receivable	90,000	-
Prepaid expenses	59,644	-

Total Current Assets	260,395	734,157

PROPERTY AND EQUIPMENT
Furniture and Fixtures, net	17,143	-
Office Equipment, net	9,571	-

Property and equipment, net	26,714	-

Security Deposit	2,160	5,000

PATENT, net of accumulated amortization of $416,665	2,083,335	-

TOTAL ASSETS	$2,372,604	$739,157

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$94,969	$5,211
Customer deposits	27,515	-
Accrued expenses	12,500	7,500

TOTAL CURRENT LIABILITIES	134,984	12,711

PATENT PAYABLE	2,500,000	-

Convertible Notes Payable - Face Amount	729,300	-
Less Original Issue and Note Payable Discount	(440,722)	-

TOTAL LIABILITIES	2,923,562	12,711

STOCKHOLDER’S EQUITY (DEFICIT)
Series A convertible preferred stock – at $0.0001 per value, 50,000,000 shares authorized; 30,000,000 and 0shares issued outstanding, respectively	3,000	-
Common stock – at $0.0001 per value 800,000,000 shares authorized; 45,259,400 and 45,185,800 issued and outstanding, respectively	4,526	4,519
Additional paid-in-capital	1,255,109	777,431
Deficit accumulated during the development stage	(1,813,593)	(55,504)
Total Stockholders’ Equity (Deficit)	(550,958)	726,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,372,604	$739,157

See accompanying notes to the financial statements

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

		The Period from	The Period from
	Twelve	June 4, 2008	June 4, 2008
	Months	(Inception)	(Inception)
	Ended	Through	Through
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses
Advertising	137,294	-	137,294
Amortization	416,665	-	416,665
Travel and entertainment	175,230	-	175,230
Research and development	130,318	-	130,318
Professional fees	161,872	19,094	180,966
Compensation	213,836	13,206	227,042
General and administration	318,285	23,204	341,489

Total Operating Expenses	1,553,500	55,504	1,609,004

Loss From Operations	(1,553,500)	(55,504)	(1,609,004)

Other income (expenses)
Interest Income	4,274	-	4,274
Interest Expense	(208,863)	-	(208,863)

Total Other Income (Expenses)	(204,589)	-	(204,589)

Loss before income taxes	(1,758,089)	(55,504)	(1,813,593)

Income tax provision	-	-	-

Net loss	$(1,758,089)	$(55,504)	$(1,813,593)

Net loss per common share – basic and diluted	$(0.04)	$(0.00)	$(0.04)

Weighted average number of common shares basic and diluted	45,253,398	38,554,963	44,794,995

See accompanying notes to the financial statements

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 4, 2008 (INCEPTION) THROUGH JUNE 30, 2009

							Deficit
							Accumulated
						Additional	During the	Total
	Membership	Preferred		Common		Paid-In	Development	Stockholders'
	Units	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

June 4, 2008 (inception)	30	-	$-	-	$-	$-	$-	$-

Common Stock issued in exchange for membership Units June 24, 2008	(30)			30,000,000	3,000	(3,000)		-

Shares issued at $0.05 on June 4, 2008 (net of costs of $13,500)				15,000,000	1,500	735,000		736,500

Shares issued at $0.25 on June 12, 2008				156,800	16	39,184		39,200

Common stock issued for services				25,000	3	6,247		6,250

Net Loss							(55,504)	(55,504)

Balance June 30, 2008	-	-	-	45,181,800	4,519	777,431	(55,504)	726,446

Shares issued at $0.25 from July 1, to Nov. 12, 2008				77,600	7	19,393		19,400

Preferred stock issued for services		30,000,000	3,000					3,000

Value of Warrants Issued with notes on March 30, 2009						302,940		302,940

Value of Warrants Issued with notes on June 15, 2009						155,345		155,345

Net Loss							(1,758,089)	(1,758,089)

Balance June 30, 2009	-	30,000,000	$3,000	45,259,400	$4,526	$1,255,109	$(1,813,593)	$(550,958)

See Accounting Notes to the Financial Statement.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

		The Period from	The Period from
	Twelve	June 4, 2008	June 4, 2008
	Months	(Inception)	(Inception)
	Ended	Through	Through
	June 30,	June 30,	June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,758,089)	$(55,504)	$(1,813,593)
Adjustments to reconcile net loss to net cash used in operating activities
Preferred stock issued for services	3,000	-	3,000
Common stock issued for services	-	6,250	6,250
Depreciation	5,250	-	5,250
Amortization of patent	416,665	-	416,665
Amortization of original issue and notes payable discounts	83,863	-	83,863
Changes in operating assets and liabilities
Increase in prepaid assets	(59,644)	-	(59,644)
Increase (decrease) in security deposit	2,840	(5,000)	(2,160)
Increase in accounts payable	89,758	5,211	94,969
Increase in customer deposits	27,515	-	27,515
Increase in accrued expenses	5,000	7,500	12,500
Net cash used in operating activities	(1,183,842)	(41,543)	(1,225,385)

Cash flows from investing activities
Furniture & Fixtures	(20,000)	-	(20,000)
Office Equipment	(11,964)	-	(11,964)
Net cash used in operating activities	(31,964)		(31,964)

Cash flows from financial activities
Restricted cash	(60,000)	-	(60,000)
Proceeds from convertible notes payable	573,000	-	573,000
Sale of common stock, net of costs	19,400	775,700	795,100

Net cash provided from financial activities	532,400	775,700	1,308,100

NET CHANGES IN CASH	(683,406)	734,157	50,751

CASH AT BEGINNING OF PERIOD	734,157	-	-

CASH AT END OF PERIOD	$50,751	$734,157	$50,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST PAID	$-	$-	$-
INCOME TAX PAID	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES

PATENT PURCHASED WITH DEBT	$2,500,000	$-	$2,500,000
CONVERTIBLE NOTES PURCHASED BY SUBSCRIPTION RECEIVABLE	$90,000	$-	$90,000

See accompanying notes to the financial statements

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
June 30, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and equipment

Furniture and fixtures and office equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of furniture and fixtures and office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over their estimated useful life of seven (7) and five (5) years, respectively.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Patent

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for patent costs.  Under the requirements as set out in SFAS No. 142, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 effective July 30, 2008, over their estimated useful life of four years. The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s reviews it long-lived assets, which include furniture and fixtures, office equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair value of financial instruments

The Company applies Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash – restricted, subscription receivable, prepaid expenses, accounts payable, customer deposits, accrued expenses and patent payable, approximate their fair values because of the short maturity of these instruments.  The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended June 30, 2009 or 2008 or for the period from June 4, 2008 (inception) through June 30, 2009.

Revenue recognition

The Company’s future revenues will be derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 101 “Revenue Recognition” (“SAB No. 101”), as amended by (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related interpretations. The conversion feature and certain other features were not considered embedded derivative instruments at June 30, 2009. The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133 and related interpretations including Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF Issue No. 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS No. 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. The fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,	June 30,
	2009	2008
Risk-free interest rate	1.97% - 2.75%	-
Dividend yield	0.00%	-
Expected volatility	78% - 220%	-
Expected option life	5 years	-

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 3,646,500 shares of common stock issuable under warrants and 1,823,250 shares of common stock issuable under the conversion feature of the convertible notes payable for the fiscal year ended June 30, 2009, and no share equivalents were outstanding for the period from June 4, 2008 (inception) through June 30, 2008, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 2, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations did not have a material effect.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,813,593 at June 30, 2009, and had a net loss of $1,758,089 for the fiscal year ended June 30, 2009.

The Company had a deficit accumulated during the development stage and had a net loss from inception with no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2009 and 2008 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2009	June 30, 2008
Furniture and fixtures	7	$20,000	$-
Office equipment	5	11,964	-
		31,964	-
Less accumulated depreciation		(5,250)	(-)
		$26,714	$-

Depreciation expense for the fiscal year ended June 30, 2009 and 2008 was $5,250 and $0, respectively.

NOTE 5 – PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (“Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. The patent is being amortized over its estimated useful life of four years. Amortization expense for the fiscal year ended June 30, 2009 and 2008 was $416,665 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 30, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $467,500.  The aggregate gross proceeds of the sales were $425,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $42,500.  The notes are due and payable on April 30, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.001, at $0.40 per share.

On June 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $261,800.  The aggregate gross proceeds of the sales were $238,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $23,800.  The notes are payable July 15, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.001, at $0.40 per share.

As of June 30, 2009, there was an aggregate of $729,300 in principal amount (face value at maturity) of term promissory notes outstanding.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Sale of common stock

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

For the period from June 23, 2008 through June 30, 2008, the Company sold 156,800 shares of its common stock at $0.25 per share for $39,200 to twenty-five (25) individuals.

For the period from July 1, 2008 through July 11, 2008, the Company sold 73,600 shares of its common stock at $0.25 per share for $18,400 to 17 individuals.

On November 12, 2008, the Company issued 4,000 shares of its common stock at its fair market value of $0.25 per share or $1,000 to two individuals.

Warrants

On March 30, 2009, together with the sale of convertible promissory notes discussed in Note 6, the Company issued warrants to purchase 2,337,500 shares of the Company’s common stock. The warrants are exercisable over five (5) years at an exercise price of $0.45 per share. The fair value of these warrants granted, estimated on the date of grant, was $302,940, which has been recorded as a discount to the convertible notes payable, using the Black-Scholes option-pricing model.

On June 15, 2009, together with the sale of convertible promissory notes discussed in Note 6, the Company issued warrants to purchase 1,309,000 shares of the Company’s common stock. The warrants are exercisable over five years at an exercise price of $0.45 per share. The fair value of these warrants granted, estimated on the date of grant, was $155,345, which has been recorded as a discount to the convertible notes payable, using the Black-Scholes option-pricing model.

NOTE 8 – INCOME TAXES

The Company was a limited liability company, until June 24, 2008 during which time the Company was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue Code, members of a limited liability company are taxed separately on their distributive share of the partnership’s income whether or not that income is actually distributed.

Since June 25, 2008, the Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. At June 30, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $616,622 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $616,622, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $616,622.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $616,622 and $0 for the fiscal year ended June 30, 2009 and 2008, respectively.

Components of deferred tax assets at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$616,622	-
Less valuation allowance	(616,622)	(-)
		25
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2009	For the Period from June 4, 2008 (inception) through June 30, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through October 12, 2009, the date these financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On September 21, 2009, the Board of Directors and the majority shareholders, resolved to amend the Articles of Incorporation for the Company.  The Restated Articles affected an increase in the number of the Company’s authorized shares of common stock to 800,000,000 shares of common stock, $0.0001 par value per share. The share numbers on the balance sheet have been adjusted retroactively to reflect these changes.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Li & Company, PC.  We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and their respective age as of October 13, 2009 is as follows:

NAME	AGE	POSITION

Howard Teicher	40	Chief Executive Officer, Chairman of the Board of Directors
Ronnie Adams	60	President, Chief Financial Officer, and Director
Paul Green	39	Vice President of Sales and Marketing
Jennifer Loria	38	Vice President of Corporate Development

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Howard Teicher

Mr. Teicher serves as our Chief Executive Officer, Chairman of the Board of Directors and the founder of Medical Alarm Concepts Holding, Inc. Mr. Teicher has been in the alarm industry for over 10 years and in the direct sales and marketing business for over 20 years. He owned and grew one of the largest home health air purification businesses in the United States. He is the recipient of top sales dealer of the year awards from such companies as Honeywell and General Electric.

Ronnie Adams

Ronnie Adams serves as our President, Chief Financial Officer, and Director. He has also served as President and Chief Financial Officer of a NASDAQ company that he started from inception and grew to over $60 million. Mr. Adams was the recipient of the prestigious Entrepreneur of the Year Award in 1996, sponsored by Dow Jones, NASDAQ, and Ernst & Young.

Paul Green

Paul Green serves as our Vice President of Sales and Marketing. He has an unparalleled track record in launching new companies and products. He was cofounder of Blue Chip Marketing, which invented a brand new category in Pharmaceutical retail sales. He currently manages over 40 rep groups across the country.

Jennifer Loria

Jennifer Loria serves as our Vice President of Corporate Development.  Ms. Loria has a strong background in strategic marketing, brand development, and industry trends. She has over 14 years experience developing and executing strategic marketing plans and programs for both consumer products and service deliverables. Prior to joining Medical Alarm Concepts, Ms. Loria served as Senior Marketing Manager for Buck Consultants, an ACS Company, where she successfully developed and launched a new Buck brand across multiple channels and lines of business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended June 30, 2009.

Code of Ethics

The Company has not adopted a Code of Ethics. This officers and directors expect to adopt a code of ethics at the next annual meeting.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2009 and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Howard Teicher:,	2009	$46,165	0	0	0	0	0	8,492.15	(2)	$54,657.15
CEO and Chairman	2008	$3,570	0	$0	0	0	0	0		$3,570

Ronnie Adams	2009	$49,938	0	0	0	0	0	1,603.38	(1)	$51,541.38
CFO	2008	$0	0	$0	0	0	0	0		$0

(1)	Howard Teicher’s other compensation consists of $7,128 for a car allowance and $1,364.15 in automobile insurance.
(2)	Ronnie Adams’ other compensation consists of $1,603.38 for a car allowance.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through June 30, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending June 30, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October 13, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Howard Teicher 29 Sycamore Avenue Freehold, New Jersey 07728	9,375,000	20.7%

Common Stock	Ronnie Adams 2303 Regatta Circle Norristown, PA 19401	9,375,000	20.7%

Common Stock	Paul Green 44 Peachtree Place Atlanta, GA 30309	3,900,000	8.6%

Common Stock	Jennifer Loria 50 High Ridge Road Pound Ridge, NY 10576	2,000,000	4.4%

Common Stock	All executive officers and directors as a group	24,650,000	54.5%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On June 24, 2008, we issued 30,000,000 founder shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The total purchase price of the Shares was $0.0001.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended June 30, 2009 and 2008, we were billed approximately $5,000 and $              for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended June 30, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended June 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1*	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada State of Secretary
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*Filed as Exhibit 3.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2009

By	/s/ Howard Teicher
Howard Teicher,
CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard Teicher	CEO and Chairman	October 13, 2009
Howard Teicher