Form 10-Q
period 2009-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2009-11-23
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MEDICAL ALARM CONCEPTS HOLDING, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-153290
(State or other jurisdiction of	(Commission File No.)	(IRS Employee Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 23, 2009:   45,259,400 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

September 30, 2009

INDEX

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

Page #

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009	F-2

Statements of Operations for the Three Months Ended September 30, 2009 and 2008 and for Period from June 4, 2008 (Inception) through September 30, 2009 (Unaudited)	F-3

Statements of Cash flows for the Three Months Ended September 30, 2009 and 2008 and for Period from June 4, 2008 (Inception) through September 30, 2009 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Medical Alarm Concepts Holdings, Inc.
(A development stage company)
BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$50,751
Restricted cash	35,000	60,000
Subscription receivable	-	90,000
Prepaid expenses	60,003	59,644

Total Current Assets	95,003	260,395

Property and Equipment
Furniture and Fixtures, net	16,429	17,143
Office Equipment, net	8,973	9,571

Property and Equipment, net	25,402	26,714

Security Deposit	2,160	2,160

Patent, net of accumulated amortization of $520,831 and $416,665, respectively	1,979,169	2,083,335

TOTAL ASSETS	$2,101,734	$2,372,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$599,957	$-
Accounts payable	122,335	94,969
Deferred revenue	195,983	27,515
Accrued expenses	12,500	12,500

Total Current Liabilities	930,775	134,984

Patent payable	2,500,000	2,500,000

Convertible Notes payable – face amount	782,650	729,300
Less original issue and notes payable discount	(365,279)	(440,722)

TOTAL LIABILITIES	3,848,146	2,923,562

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock - at $0.0001 par value; 50,000,000 shares Authorized 30,000,000 shares issued and outstanding	3,000	3,000
Common stock - at $0.0001 par value; 100,000,000 shares authorized
45,259,400 shares issued and outstanding	4,526	4,526
Additional paid-in capital	845,136	1,255,109
Deficit accumulated during the development stage	(2,599,074)	(1,813,593)

Total Stockholders' Deficit	(1,746,412)	(550,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,101,734	$2,372,604

See accompanying notes to the financial statements.

Medical Alarm Concepts Holdings, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			The Period from
	Three	Three	June 4, 2008
	Months	Months	(Inception)
	Ended September	Ended September	Through September
	30,	30,	30,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses
Advertising	18,646	20,857	155,940
Amortization	105,478	-	522,143
Travel and entertainment	29,874	35,617	205,104
Research and development	58,285	22,100	188,603
Professional fees	44,199	66,972	225,165
Compensation	60,654	53,775	287,696
General and administrative	160,568	84,270	502,057

Total operating expenses	477,704	283,591	2,086,708

Loss from operations	(477,704)	(283,591)	(2,086,708)

Other Income (Expenses)
Derivative instrument	(138,473)	-	(138,473)
Interest income	-	3,303	4,274
Interest expense	(169,304)	(25,000)	(378,167)
Loss before income taxes	(785,481)	(305,288)	(2,599,074)

Income tax provision	-	-	-

Net loss	$(785,481)	$(305,288)	$(2,599,074)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.06)

Weighted average number of common shares – basic and diluted	45,259,400	38,557,689	44,883,271

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A development stage company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Period From June 4, 2008 (inception) through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785,481)	$(305,288)	$(2,599,074)
Adjustments to reconcile net loss tonet cash used in operating activities:
Preferred stock issued for services	-	-	3,000
Common stock issued for services	-	-	6,250
Amortization of patent	104,166	-	520,831
Amortization of original issue and notes payable discounts	123,780	-	207,643
Depreciation	1,312	-	6,562
Changes in operating assets and liabilities
Increase in prepaid expenses	(359)	-	(60,003)
Decrease in security deposit	-	(2,160)	(2,160)
Increase in derivative liability	146,497	-	146,497
Increase in accounts payable	27,366	18,493	122,335
Increase in deferred revenue	168,468	-	195,983
Increase (decrease) in accrued expenses	-	17,163	12,500
Net Cash Used in Operating Activities	(214,251)	(271,792)	(1,439,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	(20,000)	(20,000)
Office Equipment	-	(11,964)	(11,964)
Net Cash Used in Operating Activities	-	(31,964)	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	25,000	-	(35,000)
Collection of subscription receivable	90,000	-	90,000
Proceeds from convertible notes	48,500	-	621,500
Sale of common stock, net of costs	-	18,400	795,100
Net Cash Provided By Financing Activities	163,500	18,400	1,471,600

NET DECREASE IN CASH	(50,751)	(285,356)	-

CASH AT BEGINNING OF PERIOD	50,751	734,157	-
CASH AT END OF PERIOD	$-	$448,801	$-

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
September 30, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE - 1	NATURE OF OPERATIONS

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

NOTE - 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three month periods ended September 30, 2009 and 2008 and the period from June 4, 2008 (Inception) through September 30, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2009.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification.  The Company has recognized minimal revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Fiscal year end

The Company elected June 30 as its fiscal year ending date.

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

Patent

The Company has adopted the guidelines as set out in section 330-30-35-6 of the FASB Accounting Standards Codification for patent costs. Under the requirements as set out, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 effective July 30, 2008, over their estimated useful life of four years. The costs of defending and maintaining patents are expensed as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include furniture and fixtures, office equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

Revenue Recognition

The Company’s future revenues will be derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medial or age-related conditions. The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification. The conversion feature and certain other features were not considered embedded derivative instruments at September 30, 2009. The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 3,940,750 shares of common stock issuable under warrants and 1,956,825 shares of common stock issuable under the conversion feature of the convertible notes payable for the period ended September 30, 2009, no share equivalents were outstanding for the period ended September 30, 2008 or for the period from June 4, 2008 (inception) through September 30, 2008, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE – 3	GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $2,599,074 at September 30, 2009, and had a net loss of $785,481 and cash used in operations of $214,251 for the interim period ended September 30, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE – 4	CONVERTIBLE NOTES PAYABLE

On March 30, 2009, the Company sold two convertible promissory notes in the aggregate principal amount of $467,500. The aggregate gross proceeds of the sales were $425,000. The notes do not bear interest, but instead were issued at an aggregate discount of $42,500. The notes are due and payable April 30, 2010. The notes can convert into shares of the Company’s common stock, par value $0.001, at $0.40 per share.

On June 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $261,800. The aggregate gross proceeds of the sales were $238,000. The notes do not bear interest, but instead were issued at an aggregate discount of $23,800. The notes are due and payable July 15, 2010. The notes can convert into shares of the Company’s common stock, par value $0.001, at $0.40 per share.

On July 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $53,350. The aggregate gross proceeds of the sales were $48,500. The notes do not bear interest, but instead were issued at an aggregate discount of $4,850. The notes are due and payable August 15, 2010. The notes can convert into shares of the Company’s common stock, par value $0.001, at $0.40 per share.

As of September 30, 2009, there was an aggregate of $782,650 in principal amount (face value at maturity) of term promissory notes outstanding.

NOTE - 5	STOCKHOLDERS’ DEFICIT

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

On June 15, 2009, together with the sale of convertible promissory notes discussed in Note 4, the Company issued warrants to purchase 1,309,000 shares of the Company’s common stock. The warrants are exercisable over five years at an exercise price of $0.45 per share. The fair value of these warrants granted, estimated on the date of grant, was $155,345, which has been recorded as a discount to the convertible notes payable, using the Black-Scholes option-pricing model.

On July 15, 2009, together with the sale of convertible promissory notes discussed in Note 4, the Company issued warrants to purchase 294,250 shares of the Company’s common stock. The warrants are exercisable over five years at an exercise price of $0.45 per share. The fair value of these warrants granted, estimated on the date of grant, was $22,983, which has been recorded as a discount to the convertible notes payable, using the Black-Scholes option-pricing model.

NOTE – 6	SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of September 30, 2009 through November 23, 2009, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Results of Operations

For the period from inception through September 30, 2009, we had no revenue. Expenses for the period from inception to September 30, 2009 totaled $2,086,708 resulting in a Net loss of $2,599,074.

Capital Resources and Liquidity

As of September 30, 2009, we had $0 in cash.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and unless we receive financing proceed, we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  Additional funds are required, and unless we received proceeds from financing, we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate incurring operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

☐	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

☐	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

☐	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended September 30, 2009 and 2007, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

-           We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
-           We will increase management oversight of accounting and reporting functions in the future.

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

Item 6. Exhibits.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: November 23, 2009	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer, Chief Financial Officer