Form 10-Q
period 2009-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2010-02-22
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2010:   112,059,400 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

December 31, 2009

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	F-2

Statements of Operations for the three months ended December 31, 2009 and 2008, for the six months ended December 31, 2009 and 2008  and for period from  June 4, 2008 (Inception) through December 31, 2009 (Unaudited)
F-3

Statements of Cash flows for the six months ended December 31, 2009 and 2008 and for Period from June 4, 2008 (Inception) through December 31, 2009 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Medical Alarm Concepts Holdings, Inc.
(A development stage company)
BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash	$2,168	$50,751
Restricted cash	62,500	60,000
Accounts receivable	4,751	-
Vendor deposit	52,744	-
Subscription receivable	-	90,000
Prepaid expenses	349,005	59,644
Total Current Assets	471,168	260,395

Property and Equipment
Furniture and Fixtures, net of depreciation of $4,286 and $2,857	15,714	17,143
Office Equipment, net of depreciation of $3,589 and $2,393	8,375	9,571
Property and Equipment, net	24,089	26,714

Security Deposit	-	2,160
Patent, net of accumulated amortization of $624,997 and $416,665	1,875,003	2,083,335

TOTAL ASSETS	$2,370,260	$2,372,604

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Derivative liability - warrants	$19,154,319	$-
Accounts payable	128,585	94,969
Customer deposits	12,765	-
Deferred revenue	9,751	27,515
Common stock to be issued	115,000	-
Accrued expenses	13,173	12,500
Total Current Liabilities	19,433,593	134,984

Patent payable	2,500,000	2,500,000

Convertible Notes payable – face amount	782,650	729,300
Less original issue and notes payable discount	(243,755)	(440,722)
TOTAL LIABILITIES	22,472,488	2,923,562

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock - at $0.0001 par value; 50,000,000 shares authorized 30,000,000 shares issued and outstanding	3,000	3,000
Series B Convertible Preferred Stock – at $0.0001 par value; 30,000,000 shares authorized 29,000,000 shares issued and outstanding	2,900	-
Common stock - at $0.0001 par value; 800,000,000 shares authorized
93,509,400 shares issued and outstanding	9,351	4,526
Additional paid-in capital	3,036,503	1,255,109
Deferred compensation	(640,522)	-
Deficit accumulated during the development stage	(22,513,460)	(1,813,593)
Total Stockholders' Deficit	(20,442,173)	(550,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,370,260	$2,372,604

See accompanying notes to the financial statements.

Medical Alarm Concepts Holdings, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ending December 31,		For the six months ending December 31,		For the Period from June 4, 2008 (Inception) Through December 31,
	2009	2008	2009	2008	2009

Revenue	$332,829	$-	$332,829	$-	$332,829
Cost of Sales	171,700		171,700		171,700

Gross Profit	161,129		161,129		161,129

Operating expenses
Advertising	992,479	17,305	1,011,125	38,162	1,148,419
Amortization	104,167	104,166	208,333	208,333	624,998
Travel and entertainment	15,238	75,642	45,112	111,259	220,342
Research and development	-	17,304	57,763	39,404	188,603
Professional fees	103,151	22,000	147,350	88,972	328316
Compensation	64,897	47,194	125,551	100,969	352,593
General and administrative	80,884	74,656	241,974	161,926	577,691

Total operating expenses	1,360,816	358,267	1,167,208	749,025	3,440,962

Loss from operations	(1,199,687)	(358,267)	(1,676,079)	(749,025)	(3,279,833)

Other Income (Expenses)
Depreciation	(1,313)	(1.313)	(2,625)	(1,313)	(7,875)
Derivative instrument	(18,554,362)	-	(18,692,835)	-	(18,692,835)
Interest income	-	703	-	4,006	4,274
Interest expense	(159,021)	(25,000)	(328,328)	(50,000)	(537,191)

Other Income (Expense), net	(18,570,696)	(25,610)	(19,023,788)	(47,307)	(19,233,627)

Loss before income taxes	(19,914,383)	(383,877)	(20,699,867)	(796,332)	(22,513,460)

Income tax provision	-	-	-	-	-

Net loss	$(19,914,383)	$(383,877)	(20,699,867)	(749,332)	$(22,513,460)

Net loss per common share – basic and diluted	$(0.31)	$(0.01)	(0.38)	(0.02)	$(0.48)

Weighted average number of common shares – basic and diluted	63,957,226	45,256,487	54,608,313	45,253,398	47,145,425

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A development stage company)
Statements of Cash Flows
(Unaudited)

	For the six months ending December 31, 2009	For the six months ending December 31, 2008	Period From June 4, 2008 (inception) through December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,699,867)	$(796,332)	$(22,513,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	-	3,000	3,000
Common stock issued for services	812,500	-	818,750
Amortization of patent	208,332	208,333	624,997
Amortization of original issue and notes payable discounts	232,627	-	316,490
Depreciation	2,625	1,313	7,875
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(4,751)		(4,751)
Vendor deposit	(52,744)		(52,744)
Prepaid expenses	(289,361)	(15,160)	(349,005)
Security deposit	2,160	5,000	-
Increase (decrease) in:
Accounts payable	33,616	32,790	128,585
Customer deposit	12,765		12,765
Accrued expenses	673		13,173
Derivative liability	18,879,606	-	18,879,606
Deferred revenue	(17,764)	32,790	9,751
Net Cash Used in Operating Activities	(879,583)	(568,556)	(2,104,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	(20,000)	(20,000)
Office Equipment	-	(11,964)	(11,964)
Net Cash Used in Operating Activities	-	(31,964)	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(2,500)	-	(62,500)
Collection of subscription receivable	205,000	-	205,000
Proceeds from convertible notes	48,500	-	621,500
Sale of preferred stock	580,000		580,000
Sale of common stock, net of costs	-	18,400	795,100
Net Cash Provided By Financing Activities	831,100	18,400	2,139,100

NET DECREASE IN CASH	(48,583)	(582,120)	2,168

CASH AT BEGINNING OF PERIOD	50,751	734,157	-
CASH AT END OF PERIOD	$2,168	$152,037	$2,168

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
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

Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended December 31, 2009 and 2008 and the period from June 4, 2008 (Inception) through December 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2009.

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

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification. The conversion feature and certain other features were not considered embedded derivative instruments at December 31, 2009. The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 3,940,750 shares of common stock issuable under warrants and 1,956,825 shares of common stock issuable under the conversion feature of the convertible notes payable for the interim period ended December 31, 2009, no share equivalents were outstanding for the interim period ended December 31, 2008 or for the period from June 4, 2008 (inception) through December 31, 2009, respectively. These potential shares of common stock were not included as they were anti-dilutive.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $22,513,460 at December 31, 2009, and had a net loss of $19,914,383 and cash used in operations of $879,583 for the interim period ended December 31, 2009, respectively.

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

On March 30, 2009, the Company sold two convertible promissory notes in the aggregate principal amount of $467,500.  The aggregate gross proceeds of the notes were $425,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $42,500.  The notes are due and payable April 30, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.001, at $0.40 per share.

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

As of December 31, 2009, there was an aggregate of $782,650 in principal amount (face value at maturity) of term promissory notes outstanding.

NOTE – 5	DERIVATIVES AND FAIR VALUE

The Company has evaluated the application of Section 815-15-25 of the FASB Accounting Standards Codification (Section 815-15-25) to the Warrants to purchase common stock issued with the March 30, 2009, June 15, 2009, July 15, 2009 and December 7, 2009 Convertible Notes and service agreements. Based on the guidance in Section 815-15-25, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under Section 815-15-25 and are disclosed on the balance sheet under Derivative Liabilities.

NOTE - 6	STOCKHOLDERS’ DEFICIT

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

Series B Convertible Preferred Stock

The Company issued 29,000,000 Series B Convertible Preferred Stock on November 25, 2009 (the “Series B”) for $580,000. The Series B preferred stock has a par value of $0.0001 per share.

The Series B has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

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

On October 1, 2009, the Company issued 50,000 shares of its common stock at its fair market value of $0.25 per share or $12,500 for services.

On November 25, 2009, the Company issued 200,000 shares of its common stock at its fair market value of $0.25 per share or $50,000 for services.

On November 25, 2009, the Company issued 45,000,000 shares of its common stock for anti-dilution protection.

On December 1, 2009, the Company issued 3,000,000 shares of its common stock at its fair market value of $0.25 per share or $750,000 for services.

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

On December 2, 2009 the Company issued 26,869,000 Class B warrants of common stock with an exercise price of $0.02 per share.  The 5 year warrants vest over 4 quarters with a 6 month lockup.  The fair value of these warrants granted, estimated on the date of grant, was $467,188, which has been recorded as a prepaid expense that will be amortized over a period of one year, using the Black-Scholes option-pricing model.

In addition, 2,000,000 Series B warrants were issued for investor relations services under same terms as of July 15, 2009. The warrants triggered a reset event of the Series A warrants and the convertible note to the $0.02 price.

Financial assets are considered Level 3 under paragraph 820-10-35-37 of the FASB Accounting Standards Codification when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company has valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of December 7, 2009 and December 31, 2009. The primary assumptions include projected annual volatility of 210% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of December 31, 2009 was estimated by management to be $19,154,318.

The foregoing assumptions will be reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

NOTE – 7	CONTINGENCIES

Litigation

On or about November 24, 2009, LogicMark LLC, a Virginia corporation, filed a lawsuit in U.S. Federal Court for the Eastern District of Virginia against Medical Alarm Concepts Holdings Inc., Medical Alarm Concepts LLC, and Mr. Nevin Jenkins, an individual residing in Florida.  The complaint essentially alleges that (a) MAC’s Medipendant product infringes on several claims of a patent which LogicMark recently purchased from a bankrupt British company; (b) Mr. Jenkins, the inventor of the patents which MAC has acquired failed to include certain inventorship information in his patent application with the U.S. Patent and Trademark Office; and (c) MAC misrepresented in its advertising and marketing of the Medipendant product that MAC was the first company to market a monitored Personal Emergency Response System product.  MAC has denied the claims asserted in the lawsuit and filed its own infringement claims against LogicMark LLC.  MAC will vigorously defend against the LogicMark claims and believes the lawsuit will be successfully resolved.  The lawsuit has had no adverse impact on MAC’s business operations as it continues to manufacture and market its product and is distributing the Medipendant to dealers and customers.

NOTE – 8	SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of December 31, 2009 through February 22, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there was certain reportable subsequent event to be disclosed as follows:

In January 2010, the Company converted 11,000,000 Series A preferred stock into 11,000,000 common shares.

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

Results of Operations

For the period from inception through December 31, 2009, we had revenue in the amount of $332,829. Expenses for the period from inception to December 31, 2009 totaled $3,440,962 resulting in a Net loss of $22,513,460.

Capital Resources and Liquidity

As of December 31, 2009, we had $2,168 in cash.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended December 31, 2009 and 2007, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended December 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about November 24, 2009, LogicMark LLC, a Virginia corporation, filed a lawsuit in U.S. Federal Court for the Eastern District of Virginia against Medical Alarm Concepts Holdings Inc., Medical Alarm Concepts LLC, and Mr. Nevin Jenkins, an individual residing in Florida.  The complaint essentially alleges that (a) MAC’s Medipendant product infringes on several claims of a patent which LogicMark recently purchased from a bankrupt British company; (b) Mr. Jenkins, the inventor of the patents which MAC has acquired failed to include certain inventorship information in his patent application with the U.S. Patent and Trademark Office; and (c) MAC misrepresented in its advertising and marketing of the Medipendant product that MAC was the first company to market a monitored Personal Emergency Response System product.  MAC has denied the claims asserted in the lawsuit and filed its own infringement claims against LogicMark LLC.  MAC will vigorously defend against the LogicMark claims and believes the lawsuit will be successfully resolved.  The lawsuit has had no adverse impact on MAC’s business operations as it continues to manufacture and market its product and is distributing the Medipendant to dealers and customers.

Item 1A. Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a second closing to the offering that closed on November 25, 2009, on January 27, 2010 we entered into subscription agreements (the “Subscription Agreements”) for the sale of 9,450,000 shares of Series B Preferred Stock for an agegrate gross amount of $189,000.  The sale of the Series B Preferred Stock was issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On November 25, 2009, we entered into a subscription agreements with each of the Purchasers (the “Subscription Agreement”), a copy of which is attached hereto as Exhibit 4.1. Pursuant to the Subscription Agreement, we executed and agreed to deliver to the Purchasers shares of Series B Convertible Preferred Shares  (the “Series B Preferred Stock”) in the aggregate principal amount of $580,000 and a per share purchase price of $0.02 for the issuance of an aggregate of 29,000,000 shares of Series B Preferred Stock.  The Series B Preferred Stock has conversion rights that enable the holder of each share of Series B Preferred Stock to convert into one share of our common stock for each share of Series B Preferred Stock owned.  Additionally, the holders of the Series B Preferred Stock have voting rights on an as-converted basis for all matters that require shareholder approval.  Lastly, the Series B Preferred Stock has a liquidation preference.  A copy of the Certificate of Designation for our Series B Preferred Stock is attached hereto as Exhibit 4.2.  The sale of the Series B Preferred Stock was issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On November 24, 2009, we issued shares of our common stock to certain individuals and entities listed below pursuant to anti-dilution protection for the management of the Company in accordance with the terms of the financing agreement entered into on November 25, 2009.  Specifically, we issued a total of 45,000,000 shares of common stock to certain entities as follows:
- Allan Polsky: 4,550,000 shares
- Paul Green: 4,400,000 shares
- Jennifer Loria: 5,550,000 shares
- Ronnie Adams: 14,500,000 shares
- Howard Teicher: 14,500,000 shares
- Nicholas Cannone: 600,000 shares
- Two-Way Venture: 900,000 shares

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the 'Act'). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a 'public offering' as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a 'public offering.' Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In January, certain of our Series A Preferred Shareholders converted 11,000,000 shares of their shares of Series A Preferred Stock into 11,000 shares of common stock.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the 'Act'). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a 'public offering' as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a 'public offering.' Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: February 22, 2010	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer, Chief Financial Officer