Form 10-Q
period 2010-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2010-05-24
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2010:  134,062,525 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

March 31, 2009

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

Medical Alarm Concepts Holdings, Inc.

BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$5,242	$50,751
Restricted cash	35,150	60,000
Accounts receivable	18,052	-
Inventory	93,968	-
Subscription receivable	-	90,000
Prepaid expenses	231,452	59,644
Total Current Assets	383,864	260,395

Property and Equipment
Furniture and Fixtures, net of depreciation of $5,000 and $2,857	15,000	17,143
Office Equipment, net of depreciation of $4,187 and $2,393	7,777	9,571
Property and Equipment, net	22,777	26,714

Security Deposit	2,160	2,160
Patent, net of accumulated amortization of $729,164 and $416,665	1,770,836	2,083,335

TOTAL ASSETS	$2,179,637	$2,372,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$737,013	$-
Accounts payable	174,864	94,969
Deferred revenue	37,188	27,515
Accrued expenses	230,500	12,500
Total Current Liabilities	1,179,565	134,984

Patent payable	2,500,000	2,500,000

Convertible Notes payable – face amount	713,900	729,300
Less original issue and notes payable discount	(110,556)	(440,722)
TOTAL LIABILITIES	4,282,909	2,923,562

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 1,850,000 and 30,000,000 shares issued and outstanding, respectively	185	3,000
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 38,450,000 shares issued and outstanding	3,845	-
Common stock : $0.0001 par value; 800,000,000 shares authorized
134,062,525 and 45,259,400 shares issued and outstanding, respectively	13,406	4,526
Additional paid-in capital	3,884,446	1,255,109
Deferred compensation	(245,754)	-
Accumulated deficit	(5,759,400)	(1,813,593)
Total Stockholders' Deficit	(2,103,272)	(550,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,179,637	$2,372,604

See accompanying notes to the financial statements.

Medical Alarm Concepts Holdings, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ending March 31,		For the nine months ending March 31,
	2010	2009	2010	2009

Revenue	$228,428	$-	$561,257	$-
Cost of Sales	83,944	-	255,644	-

Gross Profit	144,484	-	305,613	-

Operating expenses
Advertising	500,911	8,500	1,512,036	46,662
Amortization	104,166	104,166	312,499	312,499
Compensation	35,474	54,657	161,025	155,626
Depreciation	1,312	-	3,937	-
General and administrative	123,982	66,785	365,956	230,024
Professional fees	36,311	55,361	183,661	144,333
Research and development	34,217	10,900	91,980	50,304
Travel and entertainment	15,499	55,522	60,611	166,781

Total operating expenses	851,872	355,891	2,691,705	1,106,229

Loss from operations	(707,388)	(355,891)	(2,386,092)	(1,106,229)

Other income (expense)
Derivative instrument	17,863,928	-	(828,907)	-
Other expense	(230,500)		(230.500)
Interest income	-	36	-	4,042
Interest expense	(171,980)	(37,500)	(500,308)	(87,500)

Other income (expense), net	17,461,448	(37,464)	(1,559,715)	(83,458)

Net income (loss)	$16,754,060	$(393,355)	$(3,945,807)	$(1,189,687)

Net income (loss) per common share – basic and diluted	$0.15	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares – basic and diluted	112,130,338	45,253,398	73,502,409	45,259,400

See accompanying notes to the financial statements.

 MEDICAL ALARM CONCEPTS HOLDINGS, INC.
 Statements of Cash Flows
(Unaudited)

	For the nine months ending March 31, 2010	For the nine months ending March 31, 2009
CASCASH FLOWS FROM OPERATING ACTIVITIES:
Net Net loss	$(3,945,807)	$(1,189,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	-	3,000
Common stock issued for services	1,049,237	-
Amortization of patent	312,499	312,499
Amortization of original issue and notes payable discounts	325,316	-
Depreciation	3,937	1,969
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(18,052)	-
Inventory	(93,968)	-
Prepaid expenses	59,644	(18,160)
Security deposit	-	5,000
Increase (decrease) in:
Accounts payable	79,895	72,373
Accrued expenses	218,000	(6,000)
Derivative liability	737,013	-
Deferred revenue	9,673	2,602
Deferred compensation	245,754	-
Net Cash Used in Operating Activities	(1,016,859)	(816,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	(20,000)
Office Equipment	-	(11,964)
Net Cash Used in Operating Activities	-	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	24,850	(100,000)
Collection of subscription receivable	90,000	-
Proceeds from convertible notes	48,500	-
Sale of preferred stock	769,000	-
Sale of common stock, net of offering costs	39,000	444,400
Net Cash Provided By Financing Activities	971,350	344,400

NETNET DECREASE IN CASH	(45,509)	(503,968)

CASH AT BEGINNING OF PERIOD	50,751	734,157
CASH AT END OF PERIOD	$5,242	$230,189

NETSUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$-	$-
CASH PAID FOR INCOME TAXES	$-	$-

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.
March 31, 2010 and 2009
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE - 1	NATURE OF OPERATIONS

On June 4, 2008 Medical Alarm Concepts Holdings, Inc. (“Medical Holdings,” “MAC,” or the “Company”) was incorporated under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC.

On June 24, 2008, the Company merged with Medical Alarm Concepts LLC ("Medical LLC") a Pennsylvania Limited Liability Company. The members of Medical Alarm Concepts LLC received 30,000,000 shares of the Company's common stock or 100% of the outstanding shares in the merger. As of the date of the merger Medical LLC was inactive.

Medical Alarm Concepts Holdings, Inc. (“Medical Holdings” or the “Company”), was incorporated on June 4, 2008 under the laws of the State of Nevada. The Company utilizes new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

NOTE - 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine month periods ended March 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2009.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices.  The Company determined that there was no inventory obsolescence as of March 31, 2010. Inventory was $93,968 and $0 at March 31, 2010 and December 31, 2009, respectively.

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

 Patent

The Company has adopted the guidelines as set out in section 330-30-35-6 of the FASB Accounting Standards Codification for patent costs.  Under the requirements as set out, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 effective July 30, 2008, over their estimated useful life of six years. The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s reviews it long-lived assets, which include furniture and fixtures, office equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010 and December 31, 2009.

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

Revenue Recognition

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medial or age-related conditions. The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification. The conversion feature and certain other features were not considered embedded derivative instruments at March 31, 2010. The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the conversion date and then that the related fair value is reclassified to equity.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 82,313,750 shares of common stock issuable under warrants and 35,695,000 shares of common stock issuable under the conversion feature of the convertible notes payable for the interim period ended March 31, 2010, no share equivalents were outstanding for the interim period ended March 31, 2009. These potential shares of common stock were not included as they were anti-dilutive.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:
1.               A subsidiary or group of assets that is a business or nonprofit activity
2.               A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.               An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).
The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:
1.               Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.               Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.
If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE – 3	GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,759,400 at March 31, 2010, and had a net loss of $3,945,807 and cash used in operations of $1,016,859 for the interim period ended March 31, 2010.

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

On March 30, 2009, the Company sold two (2) convertible promissory notes in the aggregate principal amount of $467,500.  The aggregate gross proceeds of the notes were $425,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $42,500.  The notes are due and payable April 30, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share  As of May 24, 2010, the notes are currently being renegotiated.  The notes state that interest accrues at 14% per annum after April 30, 2010 if the notes are not satisfied timely.

On March 29, 2010, the note holder converted $68,750 of the note for 3,437,500 shares of common stock at a conversion price of $0.02 per share.

On June 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $261,800.  The aggregate gross proceeds of the sales were $238,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $23,800.  The notes are due and payable July 15, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share.

On July 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $53,350.  The aggregate gross proceeds of the sales were $48,500.  The notes do not bear interest, but instead were issued at an aggregate discount of $4,850.  The notes are due and payable August 15, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share.

As of March 31, 2010, there was an aggregate of $713,900 in principal amount (face value at maturity) of term promissory notes outstanding.

NOTE – 5	DERIVATIVES AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40-25 to the Warrants to purchase common stock issued with the 3/30/09, 6/15/09, 7/15/09 and 12/7/09 Convertible Notes and service agreements.  Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

ASC 820-10 (formerly FAS 157) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the 3/30/09, 6/15/09, 7/15/09 and 12/7/09 warrants.  At September 30, 2009, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of March 31, 2010.  The primary assumptions include projected annual volatility of 160% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of March 31, 2010 was estimated by management to be $737,013.

The foregoing assumptions will be reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of March 31, 2010
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$737,013	—	—	$737,013	$737,013

Total Derivative Liabilities	$737,013	—	—	$737,013	$737,013

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of December 31, 2009	$19,154,319	$19,154,319
Total Gains or Losses (realized/unrealized) Included in Net Loss	(17,863,928)	(17,863,928)
Purchases, Issuances and Settlements	(553,378)	(553,378)
Transfers in and/or out of Level 3	—	—
Ending Balance at March 31, 2010	$737,013	$737,013

NOTE - 6	STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

During the quarter ended March 31, 2010, individual shareholders’ converted 28,150,000 shares of the Series A Convertible Preferred Stock for 28,150,000 shares of common stock.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

For the quarter ending March 31, 2010, the company issued 9,450,000 shares of the Series B Convertible Preferred Stock for $189,000 in cash.

Common stock

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

On January 1, 2010, the Company issued 100,000 shares of its common stock at its fair market value of $0.02 per share or $2,000 in cash.

On February 1, 2010, the Company issued 600,000 shares of its common stock at its fair market value of $0.02 per share or $12,000 in cash.

On February 18, 2010, the Company issued 1,250,000 shares of its common stock at its fair market value of $0.02 per share or $25,000 in cash.

On March 8, 2010, the Company issued 7,015,625 shares of its common stock in exchange for 7,734,375 Class B Warrants in a cashless exercise.

On March 29, 2010,  a note holder converted $68,750 of the convertible note for 3,437,500 shares of common stock at a conversion price of $0.02 per share.

During the quarter ended March 31, 2010, individual shareholders’ converted 28,150,000 shares of the Series A Convertible Preferred Stock for 28,150,000 shares of common stock.

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

Because of the issuance on December 2, 2009, the Company issued additional warrants to purchase 50,256,250 shares of the Company’s common stock. The warrants are now exercisable over five years at an exercise price of $0.02 per share.

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

Because of the issuance on December 2, 2009, the Company issued additional warrants to purchase 28,143,500 shares of the Company’s common stock.  The warrants are now exercisable over five years at an exercise price of $0.02 per share.

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

Because of the issuance on December 2, 2009, the Company issued additional warrants to purchase 5,735,125 shares of the Company’s common stock  The warrants are now exercisable over five years at an exercise price of $0.02 per share.

On December 2, 2009 the Company issued 26,869,000 warrants of common stock with an exercise price of $0.02 per share.  The 5 year warrants vest over 4 quarters with a 6 month lockup.  The fair value of these warrants granted, estimated on the date of grant, was $467,188, which has been recorded as a prepaid expense that will be amortized over a period of one year, using the Black-Scholes option-pricing model.

The warrants were cancelled in first quarter of 2010 and the Company recorded an advertising expense of $279,571.

In addition, 2,000,000 warrants were issued for investor relations services under same terms as of July 15, 2009. The warrants triggered a reset event of the previously issued warrants and the convertible note to the $0.02 per share.

On March 8, 2010, the Company issued 7,015,625 shares of its common stock pursuant to the cashless exercise of 7,734,375 Warrants.

Stock warrant activities for the interim period ended March 31, 2010 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at June 30, 2009	3,913,250	$0.02
Granted	113,003,875	0.02
Forfeited	(26,869,000)	0.02
Exercised	(7,734,375)	0.02
Outstanding at March 31, 2010	82,313,750	$0.02

Financial assets are considered Level 3 under paragraph 820-10-35-37 of the FASB Accounting Standards Codification when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company has valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of December 7, 2009 and March 31, 2010. The primary assumptions include projected annual volatility of 210% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of March 31, 2010 was estimated by management to be $737,013.

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

On April 16, 2010 the Company and LogicMark, LLC reached a settlement agreement resolving the litigation.  As a result of the settlement, all outstanding causes of action between the parties have been dismissed, without acknowledgement of liability by either party, and the parties retain their rights in their respective intellectual property.  The parties agreed to file a joint motion to dismiss with prejudice and both parties covenant not to bring any further suits against the parties for a period of twenty-four (24) months following the settlement.  The terms of the settlement agreement are confidential.

NOTE – 8	SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of March 31, 2010 through May 24, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there was certain reportable subsequent event to be disclosed as follows:

Legal Proceedings

On April 16, 2010 the Company and LogicMark, LLC reached a settlement agreement resolving the litigation.  As a result of the settlement, all outstanding causes of action between the parties have been dismissed, without acknowledgement of liability by either party, and the parties retain their rights in their respective intellectual property.  The parties agreed to file a joint motion to dismiss with prejudice and both parties covenant not to bring any further suits against the parties for a period of twenty-four (24) months following the settlement.  The terms of the settlement agreement are confidential.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Our primary focus is in the sale of our medical devices. We intend to link, install and monitor the medical alarm systems to a pre-designated central station. Our home communicator connects to a telephone line and our medical pendent, when activated, sends an automated digital telephone signal to a monitoring facility. Within seconds, a highly trained monitoring professional follows a prescribed response protocol to quickly assess the situation and provide an appropriate response. This may include calling the police, fire, or ambulance to respond to the situation, or calling family, friends, or neighbors.

In addition, we also have a retail division that allows individuals who prefer not to pay the monthly fee, to make a one-time purchase of the unit. The unit will connect them to a designated personal contact or simply to 911.

Results of Operations

For the nine months ended March 31, 2010, we had revenue in the amount of $561,257. Expenses for the nine months ended March 31, 2010 totaled $4,507,064 resulting in a net loss of $3,945,807.

Capital Resources and Liquidity

As of March 31, 2010, we had $5,242 in cash.

 We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and unless we receive additional financing, we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  Additional funds are required, and unless we received proceeds from financing, we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate incurring operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99,” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value,” which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

On April 16, 2010 the Company and LogicMark, LLC reached a settlement agreement resolving the litigation.  As a result of the settlement, all outstanding causes of action between the parties have been dismissed, without acknowledgement of liability by either party, and the parties retain their rights in their respective intellectual property.  The parties agreed to file a joint motion to dismiss with prejudice and both parties covenant not to bring any further suits against the parties for a period of twenty-four (24) months following the settlement.  The terms of the settlement agreement are confidential.

Item 1A. Risk Factors.

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a second closing to the offering that closed on November 25, 2009, on January 27, 2010 we entered into subscription agreements (the “Subscription Agreements”) for the sale of 9,450,000 shares of Series B Preferred Stock for an agregrate gross amount of $189,000.  The sale of the Series B Preferred Stock was issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: May 24, 2010	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer