Form 10-Q/A
period 2009-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2010-11-05
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MEDICAL ALARM CONCEPTS HOLDING, INC.
 (Exact name of registrant as specified in its Charter)

NEVADA	333-153290	26-3534190
(State or other jurisdiction of	(Commission File No.)	(I.R.S. Employee Identification No.)
incorporation or organization)

5215-C Militia Hill Road, Plymouth Meeting, PA 19462
 (Address of Principal Executive Offices)

(877) 639-2929
 (Registrant’s Telephone number, Including Area Code)

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2010:   112,059,400 shares of Common Stock.

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Form 10-Q/A”) is filed due to notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm, about certain accounting misstatements in our previously issued financial statements for the quarterly period ended December 31, 2009, as disclosed in our Current Report on Form 8-K filed with the United States Securities and Exchange commission (the “SEC”) on October 26, 2010. The details of the misstatements are disclosed in Note 3 to the Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A.  This Form 10-Q/A also reflects certain other immaterial changes and corrections.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q/A

December 31, 2009

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDING, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	F-2

Statements of Operations for the three months ended December 31, 2009 and 2008, for the six months ended December 31, 2009 and 2008 and for the period from June 4, 2008 (Inception) through December 31, 2009 (Unaudited)
F-3

Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and for the period from June 4, 2008 (Inception) through December 31, 2009 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Medical Alarm Concepts Holding, Inc.
(A development stage company)
BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)
	(As Restated)

ASSETS

CURRENT ASSETS

Cash	$2,168	$50,751
Restricted cash	62,500	60,000
Accounts receivable	4,751	-
Inventory	52,744	-
Stock subscription receivable	-	90,000
Prepaid expenses	349,005	59,644
Total current assets	471,168	260,395

Property and equipment, net
Furniture and fixtures, net of depreciation of $4,286 and $2,857	15,714	17,143
Office equipment, net of depreciation of $3,589 and $2,393	8,375	9,571
Property and equipment, net	24,089	26,714

Security deposit	-	2,160
Patent, net of accumulated amortization of $624,997 and $416,665	1,875,003	2,083,335

TOTAL ASSETS	$2,370,260	$2,372,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$19,154,319	$-
Accounts payable	128,585	94,969
Customer deposits	12,765	-
Deferred revenue	9,751	27,515
Common stock to be issued	115,000	-
Accrued expenses	23,173	12,500
Total current liabilities	19,443,593	134,984

Patent payable	2,500,000	2,500,000

Convertible notes payable - face amount	782,650	729,300
Less original issue and notes payable discount	(243,755)	(440,722)
TOTAL LIABILITIES	22,482,488	2,923,562

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock - at $0.0001 par value; 50,000,000
shares authorized, 30,000,000 shares issued and outstanding	3,000	3,000
Series B convertible preferred stock - at $0.0001 par value; 30,000,000
shares authorized, 29,000,000 shares and -0- issued and outstanding	2,900	-
Common stock - at $0.0001 par value; 800,000,000 shares authorized,
90,509,400 and 45,259,400 shares issued and outstanding	9,051	4,526
Additional paid-in capital	2,684,964	1,255,109
Deferred compensation	(279,571)	-
Deficit accumulated during the development stage	(22,532,572)	(1,813,593)
Total stockholders' deficit	(20,112,228)	(550,958)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,370,260	$2,372,604

See accompanying notes to the financial statements.

Medical Alarm Concepts Holding, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS

					For the Period
					from
					June 4, 2008
					(Inception)
	For the three months ending		For the six months ending		Through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)		(As Restated)

Revenue	$332,829	$-	$332,829	$-	$332,829
Cost of sales	171,700	-	171,700	-	171,700

Gross Profit	161,129	-	161,129	-	161,129

Operating expenses
Advertising	146,242	17,305	164,888	38,162	302,182
Amortization	104,167	104,166	208,333	208,333	624,998
Compensation	964,897	47,194	1,025,551	155,626	1,252,593
General and administrative	80,884	74,656	241,974	230,024	577,691
Professional fees	57,151	22,000	101,350	144,333	282,316
Research and development	-	17,304	57,763	50,304	188,603
Travel and entertainment	15,238	75,642	45,112	166,781	220,342

Total operating expenses	1,368,579	358,267	1,844,971	993,563	3,448,725

Loss from operations	(1,207,450)	(358,267)	(1,683,842)	(993,563)	(3,287,596)

Other income (expenses)
Derivative instrument	(18,554,362)	-	(18,692,835)	-	(18,692,835)
Interest income	-	703	-	4,042	4,274
Interest expense	(159,021)	(25,000)	(328,328)	(87,500)	(537,191)
Depreciation	(1,313)	(1,313)	(2,625)	-	(7,875)
Other expenses	(11,349)	-	(11,349)	-	(11,349)

Total other income (expense)	(18,726,045)	(25,610)	(19,035,137)	(83,458)	(19,244,976)

Net income (loss)	$(19,933,495)	$(383,877)	$(20,718,979)	$(1,077,021)	$(22,532,572)

Net loss per common share - basic and diluted	$(0.32)	$(0.01)	$(0.38)	$(0.02)	$(0.48)

Weighted average of common shares - basic and diluted	62,978,965	45,256,487	54,119,183	45,253,398	46,988,904

See accompanying notes to the financial statements.

Medical Alarm Concepts Holding, Inc.
(A development stage company)
STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	Period from June 4, 2008 (inception) through December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,718,979)	$(796,332)	$(22,532,572)
Adjustments to reconcile net loss to net cash used
in operating activities
Preferred stock issued for services	-	3,000	3,000
Common stock issued for services	812,500	-	818,750
Amortization of deferred compensation	42,333	-	42,333
Derivative instrument	18,692,835		18,692,835
Amortization of patent	208,332	208,333	624,997
Amortization of original issue and
notes payable discounts	271,177	-	355,040
Depreciation	2,625	1,313	7,875
Change in operating assests and liabilities			.
(Increase) decrease in:
Accounts receivable	(4,751)	-	(4,751)
Vendor deposit	(52,744)	-	(52,744)
Prepaid expenses	(289,361)	(15,160)	(349,005)
Security deposit	2,160	5,000	-
Increase (decrease) in:
Accounts payable	33,616	32,790	128,585
Customer deposit	12,765	-	12,765
Accrued expenses	10,673	-	23,173
Common stock to be issued	115,000	-	115,000
Deferred revenue	(17,764)	32,790	9,751
Net Cash Used in Operating Activities	(879,583)	(528,266)	(2,104,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	(20,000)	(20,000)
Office equipment	-	(11,964)	(11,964)
Net Cash Used in Operating Activities	-	(31,964)	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(2,500)	-	(62,500)
Collection of stock subscription receivable	205,000	-	205,000
Proceeds from convertible notes	48,500	-	621,500
Sale of preferred stock	580,000	-	580,000
Sale of common stock, net of costs	-	18,400	795,100
Net Cash Provided By Financing Activities	831,000	18,400	2,139,100

NET INCREASE (DECREASE) IN CASH	(48,583)	(541,830)	2,168

CASH AT BEGINNING OF PERIOD	50,751	734,157	-

CASH AT END OF PERIOD	$2,168	$192,327	$2,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$-	$-	$-
CASH PAID FOR INCOME TAXES	$-	$-	$-

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
 (A DEVELOPMENT STAGE COMPANY)
December 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

On June 4, 2008 Medical Alarm Concepts Holding, Inc. ("Medical Holdings" or the “Company”) was incorporated under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC.

On June 24, 2008, the Company merged with Medical Alarm Concepts LLC ("Medical LLC") a Pennsylvania Limited Liability Company. The members of Medical LLC received 30,000,000 shares of the Company's common stock or 100% of the outstanding shares in the merger. As of the date of the merger, Medical LLC was inactive.

Initial operations of the Company have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has not generated any revenues since inception. The Company plans to utilize new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification.  The Company has recognized minimal revenue, is still devoting substantially all of its efforts on establishing the business and has not commenced its planned principal operations. All losses accumulated since inception have been considered to be part of the Company’s development stage activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets.  The Company reviews it long-lived assets, which include furniture and fixtures, office equipment, and patents, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using an asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in conformity with U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor  are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

Revenue Recognition

The Company’s future revenues will be derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned less, estimated future doubtful accounts. The Company considers revenue to be realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Recently Issued Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

●	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

●	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

●	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, the Company is required to file the auditor’s attestation report on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99,” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.”

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.”  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall,” for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments on the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended December 31, 2009 as included in its quarterly report on Form 10-Q filed on February 22, 2010, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified in the audit of its financial statements for the fiscal year ended June 30, 2010, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the interim period ended December 31, 2009, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the three months ended December 31, 2009:

		Impact to
	Misstatements	Statement of
	Dr. (Cr.)	Operations

To reverse entry for 2,000,000 warrants issued in error
Paid in Capital	467,188
Deferred compensation	(360,951)
Advertising	(106,237)	106,237

To record 45,000,000 shares issued to management as compensation
Salaries-Officer's	580,000	(580,000)
Salaries-Other	320,000	(320,000)
APIC	(900,000)
To record 45,000,000 shares issued to management as compensation

To reduce the legal expense to $0.02 per share on 200,000 shares issued for services
Paid in Capital	46,000
Legal & Professional Services	(46,000)	46,000

To remove from 2nd quarter due to shares being issued in the third quarter
Common Stock	300
Paid in Capital	749,700
Investor relations	(750,000)	750,000

To record expense of 567,465 shares of common stock @ $0.02 mistakenly issued in a cashless exercise
Other expenses	11,349	(11,349)
APIC	(11,349)

To record expense of 10,000 per agreement with Noel party for second quarter.
Investor relations	10,000	(10,000)
Accrued Expenses	(10,000)

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:
The restated balance sheet is set out as follows:

Medical Alarm Concepts Holding, Inc.
(A development stage company)
BALANCE SHEETS

	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously
	Reported)	(Adjustments)	(As Restated)

ASSETS

CURRENT ASSETS

Cash	$2,168	$-	$2,168
Restricted cash	62,500	-	62,500
Accounts receivable	4,751	-	4,751
Inventory	52,744	-	52,744
Stock subscription receivable	-	-	-
Prepaid expenses	349,005	-	349,005
Total current assets	471,168	-	471,168

Property and equipment, net
Furniture and fixtures, net of depreciation of $4,286 and $2,857	15,714	-	15,714
Office equipment, net of depreciation of $3,589 and $2,393	8,375	-	8,375
Property and equipment, net	24,089	-	24,089

Security deposit	-	-	-
Patent, net of accumulated amortization of $624,997 and $416,665	1,875,003	-	1,875,003

TOTAL ASSETS	$2,370,260	$-	$2,370,260

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$19,154,319	$-	$19,154,319
Accounts payable	128,585	-	128,585
Customer deposits	12,765	-	12,765
Deferred revenue	9,751	-	9,751
	115,000	-	115,000
Accrued expenses	13,173	10,000	23,173
Total current liabilities	19,433,593	10,000	19,443,593

Patent payable	2,500,000	-	2,500,000

Convertible notes payable - face amount	782,650	-	782,650
Less original issue and notes payable discount	(243,755)	-	(243,755)
TOTAL LIABILITIES	22,472,488	10,000	22,482,488

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock - at $0.0001 par value; 50,000,000
shares authorized, 30,000,000 shares issued and outstanding	3,000	-	3,000
Series B convertible preferred stock - at $0.0001 par value; 30,000,000
shares authorized, 29,000,000 shares issued and outstanding	2,900	-	2,900
Common stock - at $0.0001 par value; 800,000,000 shares authorized,
90,509,400 shares issued and outstanding	9,351	(300)	9,051
Additional paid-in capital	3,036,503	(351,539)	2,684,964
Deferred compensation	(640,522)	360,951	(279,571)
Deficit accumulated during the development stage	(22,513,460)	(19,112)	(22,532,572)
Total stockholders' deficit	(20,102,228)	(10,000)	(20,112,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,370,260	$-	$2,370,260

Statements of operations information:
The restated statement of operations is set out as follows:

Medical Alarm Concepts Holding, Inc.
(A development stage company)
STATEMENTS OF OPERATIONS

	For the Three Months			For the Six Months			June 4, 2008
	Ended			Ended			(inception) through
	December 31, 2009			December 31, 2009			December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously			(As Previously			(As Previously
	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)

Revenue	$332,829	$-	$332,829	$332,829	$-	$332,829	$332,829	$-	$332,829
Cost of sales	171,700	-	171,700	171,700	-	171,700	171,700	-	171,700

Gross Profit	161,129	-	161,129	161,129	-	161,129	161,129	-	161,129

Operating expenses
Advertising	992,479	(846,237)	146,242	1,011,125	(846,237)	164,888	1,148,419	(846,237)	302,182
Amortization	104,167	-	104,167	208,333	-	208,333	624,998	-	624,998
Compensation	64,897	900,000	964,897	125,551	900,000	1,025,551	352,593	900,000	1,252,593
General and administrative	80,884	-	80,884	241,974	-	241,974	577,691	-	577,691
Professional fees	103,151	(46,000)	57,151	147,350	(46,000)	101,350	328,316	(46,000)	282,316
Research and development	-	-	-	57,763	-	57,763	188,603	-	188,603
Travel and entertainment	15,238	-	15,238	45,112	-	45,112	220,342	-	220,342

Total operating expenses	1,360,816	7,763	1,368,579	1,837,208	7,763	1,844,971	3,440,962	7,763	3,448,725

Loss from operations	(1,199,687)	(7,763)	(1,207,450)	(1,676,079)	(7,763)	(1,683,842)	(3,279,833)	(7,763)	(3,287,596)

Other income (expenses)
Derivative instrument	(18,554,362)	-	(18,554,362)	(18,692,835)	-	(18,692,835)	(18,692,835)	-	(18,692,835)
Interest income	-	-	-	-	-	-	4,274	-	4,274
Interest expense	(159,021)	-	(159,021)	(328,328)	-	(328,328)	(537,191)	-	(537,191)
Depreciation	(1,313)	-	(1,313)	(2,625)	-	(2,625)	(7,875)	-	(7,875)
Other expenses	-	(11,349)	(11,349)	-	(11,349)	(11,349)	-	(11,349)	(11,349)

Total other income (expense)	(18,714,696)	(11,349)	(18,726,045)	(19,023,788)	(11,349)	(19,035,137)	(19,233,627)	(11,349)	(19,244,976)

Net loss	$(19,914,383)	$(19,112)	$(19,933,495)	$(20,699,867)	$(19,112)	$(20,718,979)	$(22,513,460)	$(19,112)	$(22,532,572)

Net loss per common share - basic and diluted	$(0.32)	$(0.00)	$(0.32)	$(0.38)	$(0.00)	$(0.38)	$(0.48)	$(0.00)	$(0.48)

Weighted average of common shares - basic and diluted	62,978,965	62,978,965	62,978,965	54,119,183	54,119,183	54,119,183	46,988,904	46,988,904	46,988,904

Statement of cash flows information:
The restated statement of cash flows is set out as follows:

Medical Alarm Concepts Holding, Inc.
(A development company)
STATEMENTS OF CASH FLOWS

				For the Period from
	For the Six Months			June 4, 2008
	Ended			(inception) through
	December 31, 2009			December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously			(As Previously
	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,699,867)	$(19,112)	$(20,718,979)	$(22,513,460)	$(19,112)	$(22,532,572)
Adjustments to reconcile net loss to net cash used
in operating activities
Preferred stock issued for services	-	-	-	3,000	-	3,000
Common stock issued for services	812,500	-	812,500	818,750	-	818,750
Amortization of deferred compensation	-	42,333	42,333	-	42,333	42,333
Derivative instrument	-	18,692,835	18,692,835	-	18,692,835	18,692,835
Amortization of patent	208,332	-	208,332	624,997	-	624,997
Amortization of original issue and					-	-
notes payable discounts	232,627	38,550	271,177	316,490	38,550	355,040
Depreciation	2,625	-	2,625	7,875	-	7,875
Change in operating assests and liabilities						.
(Increase) decrease in:
Accounts receivable	(4,751)	-	(4,751)	(4,751)	-	(4,751)
Vendor deposit	(52,744)	-	(52,744)	(52,744)	-	(52,744)
Prepaid expenses	(289,361)	-	(289,361)	(349,005)	-	(349,005)
Security deposit	2,160	-	2,160	-	-	-
Increase (decrease) in:
Accounts payable	33,616	-	33,616	128,585	-	128,585
Customer deposit	12,765	-	12,765	12,765	-	12,765
Accrued expenses	673	10,000	10,673	13,173	10,000	23,173
Derivative liability	18,879,606	(18,879,606)	-	18,879,606	(18,879,606)	-
Common stock to be issued	-	115,000	115,000	-	115,000	115,000
Deferred revenue	(17,764)	-	(17,764)	9,751	-	9,751
Net Cash Used in Operating Activities	(879,583)	-	(879,583)	(2,104,968)	-	(2,104,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	-	-	(20,000)	-	(20,000)
Office equipment	-	-	-	(11,964)	-	(11,964)
Net Cash Used in Operating Activities	-	-	-	(31,964)	-	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(2,500)	-	(2,500)	(62,500)	-	(62,500)
Collection of stock subscription receivable	205,000	-	205,000	205,000	-	205,000
Proceeds from convertible notes	48,500	-	48,500	621,500	-	621,500
Sale of preferred stock	580,000	-	580,000	580,000	-	580,000
Sale of common stock, net of costs	-	-	-	795,100	-	795,100
Net Cash Provided By Financing Activities	831,000	-	831,000	2,139,100	-	2,139,100

NET INCREASE (DECREASE) IN CASH	(48,583)	-	(48,583)	2,168	-	2,168

CASH AT BEGINNING OF PERIOD	50,751	50,751	50,751	-	-	-

CASH AT END OF PERIOD	$2,168	$50,751	$2,168	$2,168	$-	$2,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$-	$-	$-	$-	$-	$-
CASH PAID FOR INCOME TAXES	$-	$-	$-	$-	$-	$-

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $22,532,572 at December 31, 2009, and had a net loss of $20,718,979 and cash used in operations of $879,583 for the interim period ended December 31, 2009, respectively.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

NOTE 6 – DERIVATIVES AND FAIR VALUE

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

The Company issued Series A Convertible Preferred Stock totaling $3,000 on July 18, 2008 (the “Series A”) for services performed. The holders of Series A were issued 30,000,000 shares of preferred stock, having a stated value of $0.0001 per share.

The Series A has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued; however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

Series B Convertible Preferred Stock

The Company issued 29,000,000 shares of Series B Convertible Preferred Stock on November 25, 2009 (the “Series B”) for $580,000. The Series B preferred stock has a par value of $0.0001 per share.

The Series B has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued; however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

Common stock

On June 24, 2008 the Company issued 30,000,000 shares of its common stock at a par value of $0.0001 in exchange for all outstanding membership units of Medical LLC held by the Company’s members.

For the period from June 6, 2008 through June 15, 2008, the Company sold 15,000,000 shares of its common stock at $0.05 per share for $750,000 to six (6) individuals.

On June 9, 2008, the Company issued 25,000 shares of its common stock at its fair market value of $0.25 per share, or $6,250, to its attorneys, as payment for services rendered.

For the period from June 23, 2008 through June 30, 2008, the Company sold 160,800 shares of its common stock at $0.25 per share for $40,200 to twenty-five (25) individuals.

For the period from July 1, 2008 through July 11, 2008, the Company sold 73,600 shares of its common stock at $0.25 per share for $18,400 to 17 individuals.

On November 12, 2008, the Company issued 4,000 shares of its common stock at its fair market value of $0.25 per share, or $1,000, to two individuals.

On October 1, 2009, the Company issued 50,000 shares of its common stock at its fair market value of $0.25 per share, or $12,500, as payment for services.

On November 25, 2009, the Company issued 200,000 shares of its common stock at its fair market value of $0.02 per share, or $4,000, as payment  for services.

On November 25, 2009, the Company issued 45,000,000 shares of its common stock at its fair market value of $0.02 to members of management for compensation.

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

On December 2, 2009 the Company issued 26,869,000 Class B warrants of common stock with an exercise price of $0.02 per share.  The 5 year warrants vest over 4 quarters with a 6-month lockup.  The fair value of these warrants granted, estimated on the date of grant, was $321,904, which has been recorded as a prepaid expense that will be amortized over a period of one year, using the Black-Scholes option-pricing model.

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

NOTE 8 – CONTINGENCIES

Litigation

On or about November 24, 2009, LogicMark LLC, a Virginia corporation, (“LogicMark”) filed a lawsuit in U.S. Federal Court for the Eastern District of Virginia against the Company, Medical LLC, and Mr. Nevin Jenkins, an individual residing in Florida.  The complaint essentially alleges that (a) the Company’s Medipendant product infringes on several claims of a patent which LogicMark recently purchased from a bankrupt British company; (b) Mr. Jenkins, the inventor of the patents which the Company has acquired failed to include certain inventorship information in his patent application with the U.S. Patent and Trademark Office; and (c) the Company misrepresented in its advertising and marketing of the Medipendant product that the Company was the first company to market a monitored Personal Emergency Response System product.  The Company  has denied the claims asserted in the lawsuit and filed its own infringement claims against LogicMark.  The Company will vigorously defend against the LogicMark claims and believes the lawsuit will be successfully resolved.  The lawsuit has had no adverse impact on the Company’s business operations as it continues to manufacture and market its product and is distributing the Medipendant to dealers and customers.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of December 31, 2009 through February 22, 2010, the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that there was a certain reportable subsequent event to be disclosed as follows:

In January 2010, the Company converted 11,000,000 Series A preferred stock into 11,000,000 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Quarterly Report on Form 10-Q/A includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Plan of Operation

The Company has taken the proven PERS system and upgraded it with a new state-of-the-art technology. We are introducing a 2-way voice speakerphone pendant that connects to a monitored call center. No other PERS system on the market today offers two-way voice communication directly through the pendant. In an emergency, the current systems require the user to be near the base station in order to communicate with the monitoring center. This leaves the user confined to a one-room radius of the base station at all times. Our system enables the user to communicate directly through their wearable pendant, leaving them free to move anywhere in and around the home.

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

In addition, we also have a retail division that allows individuals who prefer not to pay the monthly fee to make a one-time purchase of the unit. The unit will connect them to a designated personal contact or simply to 911.

Results of Operations

For the period from inception through December 31, 2009, we had a gross profit in the amount of $161,129. Operating expenses for the period from inception to December 31, 2009 totaled $3,448,725, resulting in a net operating loss of $3,287,596.

Capital Resources and Liquidity

As of December 31, 2009, we had $2,168 in cash.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and, unless we receive financing proceed, we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  Additional funds are required, and unless we received proceeds from financing, we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate incurring operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

●	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

●	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

●	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, the Company is required to file the auditor’s attestation report on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99,” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and “Accounting for Equity-Based Payments to Non-Employees.”  This update represents a correction to Section 323-10-S99-4, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.”  Additionally, it adds observer comment “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall,” for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments on the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of U.S. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates: In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R),“Accounting for Stock Based Compensation.” Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued other than to employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to nonperformance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures. Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended December 31, 2009 pursuant to Rule 13a-15(b) of Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

●	We will continue to educate our management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and
●	We will increase management oversight of accounting and reporting functions in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about November 24, 2009, LogicMark, a Virginia corporation, filed a lawsuit in U.S. Federal Court for the Eastern District of Virginia against the Company, Medical LLC, and Mr. Nevin Jenkins, an individual residing in Florida.  The complaint essentially alleges that (a) the Company’s Medipendant product infringes on several claims of a patent which LogicMark recently purchased from a bankrupt British company; (b) Mr. Jenkins, the inventor of the patents which the Company has acquired failed to include certain inventorship information in his patent application with the U.S. Patent and Trademark Office; and (c) the Company misrepresented in its advertising and marketing of the Medipendant product that the Company was the first company to market a monitored Personal Emergency Response System product.  The Company has denied the claims asserted in the lawsuit and filed its own infringement claims against LogicMark.  The Company will vigorously defend against the LogicMark claims and believes the lawsuit will be successfully resolved.  The lawsuit has had no adverse impact on the Company’s business operations as it continues to manufacture and market its product and is distributing the Medipendant to dealers and customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a second closing to the offering that closed on November 25, 2009, on January 27, 2010 we entered into subscription agreements (the “Subscription Agreements”) for the sale of 9,450,000 shares of Series B Preferred Stock for an aggregate gross amount of $189,000.  The sale of the Series B Preferred Stock was issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On November 25, 2009, we entered into Subscription Agreements with each of the purchasers. Pursuant to the Subscription Agreements, we executed and agreed to deliver to the purchasers shares of Series B Convertible Preferred Stock  (the “Series B Preferred Stock”) in the aggregate principal amount of $580,000 and a per share purchase price of $0.02 for the issuance of an aggregate of 29,000,000 shares of Series B Preferred Stock.  The Series B Preferred Stock has conversion rights that enable the holder of each share of Series B Preferred Stock to convert into one share of our common stock for each share of Series B Preferred Stock owned.  Additionally, the holders of the Series B Preferred Stock have voting rights on an as-converted basis for all matters that require shareholder approval.  Lastly, the Series B Preferred Stock has a liquidation preference.  The sale of the Series B Preferred Stock was also issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act or Section 4(2) of the Securities Act.

On November 24, 2009, we issued shares of our common stock to certain individuals and entities listed below as compensation for the management of the Company.  Specifically, we issued a total of 45,000,000 shares of common stock as follows:

- Allan Polsky: 4,550,000 shares
- Paul Green: 4,400,000 shares
- Jennifer Loria: 5,550,000 shares
- Ronnie Adams: 14,500,000 shares
- Howard Teicher: 14,500,000 shares
- Nicholas Cannone: 600,000 shares
- Two-Way Venture: 900,000 shares

These shares were issued in reliance on the exemption under Section 4(2) of the Act. These shares of our common stock qualified for exemption under Section 4(2) of the Act since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) of the Act due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Act, since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

In January 2010, certain of our Series A Preferred shareholders converted 11,000,000 shares of their shares of Series A Preferred Stock into 11,000 shares of common stock.  These shares were issued in reliance on the exemption under Section 4(2) of the Act. These shares of our common stock qualified for exemption under Section 4(2) of the Act since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2)of the Act, due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Act, since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for these transactions.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: November 4, 2010	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer

By:	/s/ Ronnie Adams
Ronnie Adams
Chief Financial Officer