Form 10-Q/A
period 2010-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2010-11-05
CIK 1443089

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2010:  134,062,525 shares of Common Stock.

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Form 10-Q/A”) is filed due to notification by our management and in consultation with Li & Company, PC, our independent registered public accounting firm, about certain accounting misstatements in our previously issued financial statements for the quarterly period ended March 31, 2010, as disclosed in our Current Report on Form 8-K filed with the United States Securities and Exchange commission (the “SEC”) on October 26, 2010. The details of the misstatements are disclosed in Note 3 to the Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A. This Form 10-Q/A also reflects certain other immaterial changes and corrections.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q/A

March 31, 2010

INDEX

ITEM 1. Financial Information

MEDICAL ALARM CONCEPTS HOLDING, INC.

Medical Alarm Concepts Holding, Inc.
BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)
	(As Restated)

ASSETS

CURRENT ASSETS

Cash	$5,242	$50,751
Restricted cash	35,150	60,000
Accounts receivable	18,052	-
Inventory	93,968	-
Stock subscription receivable	-	90,000
Prepaid expenses	231,452	59,644
Total current assets	383,864	260,395

Property and equipment, net
Furniture and fixtures, net of depreciation of $5,000 and $2,857	15,000	17,143
Office equipment, net of depreciation of $4,187 and $2,393	7,777	9,571
Property and equipment, net	22,777	26,714

Security deposit	2,160	2,160
Patent, net of accumulated amortization of $729,164 and $416,665	1,770,836	2,083,335

TOTAL ASSETS	$2,179,637	$2,372,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$737,013	$-
Accounts payable	174,864	94,969
Deferred revenue	37,188	27,515
Accrued expenses	90,000	12,500
Total current liabilities	1,039,065	134,984

Patent payable	2,500,000	2,500,000

Convertible notes payable - face amount	713,900	729,300
Less original issue and notes payable discount	(110,556)	(440,722)
TOTAL LIABILITIES	4,142,409	2,923,562

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock - at $0.0001 par value; 50,000,000 shares
authorized, 1,850,000 and 30,000,000 shares issued and outstanding, respectively	185	3,000
Series B convertible preferred stock - at $0.0001 par value; 30,000,000 shares
authorized, 38,450,000 shares issued and outstanding	3,845	-
Common stock - at $0.0001 par value; 800,000,000 shares authorized;
134,062,525 and 45,259,400 shares issued and outstanding, respectively	13,406	4,526
Additional paid-in capital	3,592,607	1,255,109
Deferred compensation	(20,000)	-
Accumulated deficit	(5,552,815)	(1,813,593)
Total stockholders' deficit	(1,962,772)	(550,958)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,179,637	$2,372,604

See accompanying notes to the financial statements.

Medical Alarm Concepts Holding, Inc.
STATEMENTS OF OPERATIONS

	For the three months ending		For the nine months ending
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)

Revenue	$228,428	$-	$561,257	$-
Cost of sales	83,944	-	255,644	-

Gross Profit	144,484	-	305,613	-

Operating expenses
Advertising	415,714	8,500	580,602	46,662
Amortization	104,166	104,166	312,499	312,499
Compensation	935,474	54,657	1,061,025	155,626
Depreciation	1,312	-	3,937	-
General and administrative	123,982	66,785	365,956	230,024
Professional fees	(9,689)	55,361	137,661	144,333
Research and development	34,217	10,900	91,980	50,304
Travel and entertainment	15,499	55,522	60,611	166,781

Total operating expenses	1,620,675	355,891	2,614,271	1,106,229

Loss from operations	(1,476,191)	(355,891)	(2,308,658)	(1,106,229)

Other income (expenses)
Derivative instrument	17,863,928	-	(828,907)	-
Interest income	-	36	-	4,042
Interest expense	(171,980)	(37,500)	(500,308)	(87,500)
Other expenses	(90,000)	-	(101,349)	-

Total other income (expense)	17,601,948	(37,464)	(1,430,564)	(83,458)

Net income (loss)	$16,125,757	$(393,355)	$(3,739,222)	$(1,189,687)

Net income (loss) per common share - basic and diluted	$0.14	$(0.01)	$(0.05)	$(0.03)

Weighted average of common shares - basic and diluted	112,097,004	45,253,398	73,162,993	45,259,400

See accompanying notes to the financial statements.

Medical Alarm Concepts Holding, Inc.
STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
	(Unaudited)	(Unaudited)
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,739,222)	$(1,189,687)
Adjustments to reconcile net loss to net cash used
in operating activities
Preferred stock issued for services	-	3,000
Common stock issued for services	812,500	-
Amortization of deferred compensation	262,020
Derivative instrument	828,907
Amortization of patent	312,499	312,499
Amortization of original issue and
notes payable discounts	387,808
Depreciation	3,937	1,969
Change in operating assests and liabilities
(Increase) decrease in:
Accounts receivable	(18,052)	-
Inventory	(93,968)	-
Prepaid expenses	59,644	(18,160)
Security deposit	-	5,000
Increase (decrease) in:
Accounts payable	79,895	72,373
Accrued expenses	77,500	(6,000)
Deferred revenue	9,673	2,602
Net Cash Used in Operating Activities	(1,016,859)	(816,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	(20,000)
Office equipment	-	(11,964)
Net Cash Used in Operating Activities	-	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	24,850	(100,000)
Collection of stock subscription receivable	90,000	-
Proceeds from convertible notes	48,500	-
Sale of preferred stock	769,000	-
Sale of common stock, net of costs	39,000	444,400
Net Cash Provided By Financing Activities	971,350	344,400

NET INCREASE (DECREASE) IN CASH	(45,509)	(503,968)

CASH AT BEGINNING OF PERIOD	50,751	734,157

CASH AT END OF PERIOD	$5,242	$230,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$-	$-
CASH PAID FOR INCOME TAXES	$-	$-

See accompanying notes to the financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
March 31, 2010 and 2009
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

On June 4, 2008 Medical Alarm Concepts Holding, Inc. (“Medical Holdings,” “MAC,” or the “Company”) was incorporated under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC (“Medical LLC”).

On June 24, 2008, the Company merged with Medical LLC, a Pennsylvania limited liability company. The members of Medical LLC received 30,000,000 shares of the Company's common stock or 100% of the outstanding shares in the merger. As of the date of the merger Medical LLC was inactive.

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

Recently Issued Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.               A subsidiary or group of assets that is a business or nonprofit activity.
2.               A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.
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

NOTE 3 – RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s financial statements for the interim period ended March 31, 2010 as included in its quarterly report on Form 10-Q filed on May 24, 2010, the Company’s management identified certain accounting misstatements during the period.  As a result of issues identified during the audit of its financial statements for the fiscal year ended June 30, 2010, its Board of Directors, in consultation with management and Li & Company, PC, its independent registered public accounting firm, concluded that its previously issued financial statements for the interim period ended March 31, 2010, should no longer be relied upon because of certain accounting misstatements in those financial statements.  Accordingly, the Company has restated its previously issued financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the quarter ended December 31, 2009 carried forward to the interim period ended March 31, 2010:

Misstatements for the three months ended March 31, 2010:

		Impact to
	Misstatements	Statement of
	Dr. (Cr.)	Operations

To reverse entry for 2,000,000 warrants issued in error
Paid in Capital	467,188
Deferred compensation	(360,951)
Advertising	(106,237)	106,237

To record 45,000,000 shares issued to management as compensation
Salaries-Officer's	580,000	(580,000)
Salaries-Other	320,000	(320,000)
APIC	(900,000)
To record 45,000,000 shares issued to management as compensation

To reduce the legal expense to $0.02 per share on 200,000 shares issued for services
Paid in Capital	46,000
Legal & Professional Services	(46,000)	46,000

To remove from 2nd quarter due to shares being issued in the third quarter
Paid in Capital	749,700
Common stock	300
Investor relations	(750,000)	750,000

To record expense of 567,465 shares of common stock @ $0.02 mistakenly issued in a cashless exercise
Other expenses	11,349	(11,349)
APIC	(11,349)

To record expense of 10,000 per agreement with Noel party for second quarter
Investor relations	10,000	(10,000)
Accrued Expenses	(10,000)

To adjust expense from LogicMark Lawsuit to actual
Accrued expense	140,500
Other expenses	(140,500)	140,500

To reverse advertising expense amortized over three months on 2,000,000 warrants that were issued in error
Deferred Compensation	115,197
Advertising	(115,197)	115,197

To record issuance of 3,000,000 shares of common stock @ $0.02 shares for services
Deferred compensation	20,000
Investor relations	30,000	(30,000)
Accrued Expenses	10,000
Paid in Capital	(59,700)
Common stock	(300)

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:
The restated balance sheet is set out as follows:

Medical Alarm Concepts Holding, Inc.
BALANCE SHEETS

	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously
	Reported)	(Adjustments)	(As Restated)

ASSETS

CURRENT ASSETS
Cash	$5,242	$-	$5,242
Restricted cash	35,150	-	35,150
Accounts receivable	18,052	-	18,052
Inventory	93,968	-	93,968
Prepaid expenses	231,452	-	231,452
Total current assets	383,864	-	383,864

Property and equipment, net
Furniture and fixtures, net of depreciation of $5,000 and $2,857	15,000	-	15,000
Office equipment, net of depreciation of $4,187 and $2,393	7,777	-	7,777
Property and equipment, net	22,777	-	22,777

Security deposit	2,160	-	2,160
Patent, net of accumulated amortization of $729,164 and $416,665	1,770,836	-	1,770,836

TOTAL ASSETS	$2,179,637	$-	$2,179,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$737,013	$-	737,013
Accounts payable	174,864	-	174,864
Deferred revenue	37,188	-	37,188
Accrued expenses	230,500	(140,500)	90,000
Total current liabilities	1,179,565	(140,500)	1,039,065

Patent payable	2,500,000	-	2,500,000

Convertible notes payable - face amount	713,900	-	713,900
Less original issue and notes payable discount	(110,556)	-	(110,556)
TOTAL LIABILITIES	4,282,909	(140,500)	4,142,409

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock - at $0.0001 par value; 50,000,000
shares authorized, 1,850,000 shares issued and outstanding	185	-	185
Series B convertible preferred stock - at $0.0001 par value; 30,000,000
shares authorized, 38,450,000 shares issued and outstanding	3,845	-	3,845
Common stock - at $0.0001 par value; 800,000,000 shares authorized,
134,062,525 shares issued and outstanding	13,406	-	13,406
Additional paid-in capital	3,884,446	(291,839)	3,592,607
Deferred compensation	(245,754)	225,754	(20,000)
Accumulated deficit	(5,759,400)	206,585	(5,552,815)
Total stockholders' deficit	(2,103,272)	-	(1,962,772)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,179,637	$(140,500)	$2,179,637

Statements of operations information:
The restated statement of operations is set out as follows:

Medical Alarm Concepts Holding, Inc.
STATEMENTS OF OPERATIONS

	For the Three Months			For the Nine Months
	Ended			Ended
	March 31, 2010			March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously			(As Previously
	Reported)	(Adjustments)	(As Restated)	Reported)	(Adjustments)	(As Restated)

Revenue	$228,428	$-	$228,428	$561,257	$-	$561,257
Cost of sales	83,944	-	83,944	255,644	-	255,644

Gross Profit	144,484	-	144,484	305,613	-	305,613

Operating expenses
Advertising	500,911	(85,197)	415,714	1,512,036	(931,434)	580,602
Amortization	104,166	-	104,166	312,499	-	312,499
Compensation	35,474	-	35,474	161,025	900,000	1,061,025
Depreciation	1,312	-	1,312	3,937	-	3,937
General and administrative	123,982	-	123,982	365,956	-	365,956
Professional fees	36,311	-	36,311	183,661	(46,000)	137,661
Research and development	34,217	-	34,217	91,980	-	91,980
Travel and entertainment	15,499	-	15,499	60,611	-	60,611

Total operating expenses	851,872	(85,197)	766,675	2,691,705	(77,434)	2,614,271

Loss from operations	(707,388)	85,197	(622,191)	(2,386,092)	77,434	(2,308,658)

Other income (expenses)
Derivative instrument	17,863,928	-	17,863,928	(828,907)	-	(828,907)
Interest income	-	-	-	-	-	-
Interest expense	(171,980)	-	(171,980)	(500,308)	-	(500,308)
Other expenses	(230,500)	140,500	(90,000)	(230,500)	129,151	(101,349)

Total other income (expense)	17,461,448	140,500	17,601,948	(1,559,715)	129,151	(1,430,564)

Net income (loss)	$16,754,060	$225,697	$16,979,757	$(3,945,807)	$206,585	$(3,739,222)

Net income (loss) per common share - basic and diluted	$0.15	$0.00	$0.15	$(0.05)	$0.00	$(0.05)

Weighted average of common shares - basic and diluted	112,130,338	112,097,004	112,097,004	73,502,409	73,162,993	73,162,993

Statement of cash flows information:
The restated statement of cash flows is set out as follows:

Medical Alarm Concepts Holding, Inc.
STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended
	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Previously
	Reported)	(Adjustments)	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,945,807)	$206,585	$(3,739,222)
Adjustments to reconcile net loss to net cash used
in operating activities
Preferred stock issued for services	-	-	-
Common stock issued for services	1,049,237	(236,737)	812,500
Amortization of deferred compensation	-	262,020	262,020
Derivative instrument	-	828,907	828,907
Amortization of patent	312,499	-	312,499
Amortization of original issue and
notes payable discounts	325,316	62,492	387,808
Depreciation	3,937	-	3,937
Change in operating assests and liabilities
(Increase) decrease in:
Accounts receivable	(18,052)	-	(18,052)
Inventory	(93,968)	-	(93,968)
Prepaid expenses	59,644	-	59,644
Security deposit	-	-	-
Increase (decrease) in:
Accounts payable	79,895	-	79,895
Accrued expenses	218,000	(140,500)	77,500
Derivative liability	737,013	(737,013)	-
Deferred revenue	9,673	-	9,673
Deferred compensation	245,754	(245,754)	-
Net Cash Used in Operating Activities	(1,016,859)	-	(1,016,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	-	-
Office equipment	-	-	-
Net Cash Used in Operating Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	24,850	-	24,850
Collection of stock subscription receivable	90,000	-	90,000
Proceeds from convertible notes	48,500	-	48,500
Sale of preferred stock	769,000	-	769,000
Sale of common stock, net of costs	39,000	-	39,000
Net Cash Provided By Financing Activities	971,350	-	971,350

NET INCREASE (DECREASE) IN CASH	(45,509)	-	(45,509)

CASH AT BEGINNING OF PERIOD	50,751	-	50,751

CASH AT END OF PERIOD	$5,242	$-	$5,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$-	$-	$-
CASH PAID FOR INCOME TAXES	$-	$-	$-

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $5,552,815 at March 31, 2010, and had a net loss of $3,739,222 and cash used in operations of $1,016,859 for the interim period ended March 31, 2010.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of 1 share of common stock for every preferred share issued, however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

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

Common stock

On October 1, 2009, the Company issued 50,000 shares of its common stock at its fair market value of $0.25 per share, or $12,500, for services.

On November 25, 2009, the Company issued 200,000 shares of its common stock at its fair market value of $0.25 per share, or $50,000, for services.

On November 25, 2009, the Company issued 45,000,000 shares of its common stock at its fair market value of $0.02 to members of management for compensation.

On January 1, 2010, the Company issued 3,000,000 shares of its common stock at its fair market value of $0.02 per share, or $60,000, for prior and future services.

On January 1, 2010, the Company issued 100,000 shares of its common stock at $0.02 per share, or $2,000 in cash.

On February 1, 2010, the Company issued 600,000 shares of its common stock at $0.02 per share, or $12,000 in cash.

On February 18, 2010, the Company issued 1,250,000 shares of its common stock at $0.02 per share, or $25,000 in cash.

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

Stock warrant activities for the interim period ended March 31, 2010 is summarized as follows:

		Weighted
		average
	Number	exercise
	of shares	price
Outstanding at June 30, 2009	3,913,250	$0.02
Granted	111,003,875	0.02
Forfeited	(26,869,000)	0.02
Exercised	(5,734,375)	0.02
Outstanding at March 31, 2010	82,313,750	$0.02

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

On April 16, 2010 the Company and LogicMark reached a settlement agreement resolving the litigation.  As a result of the settlement, all outstanding causes of action between the parties have been dismissed, without acknowledgement of liability by either party, and the parties retain their rights in their respective intellectual property.  The parties agreed to file a joint motion to dismiss with prejudice and both parties covenant not to bring any further suits against the parties for a period of twenty-four (24) months following the settlement.  The terms of the settlement agreement are confidential.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date as of March 31, 2010 through May 24, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there was certain reportable subsequent event to be disclosed as follows:

Legal Proceedings

On April 16, 2010 the Company and LogicMark reached a settlement agreement resolving the litigation.  As a result of the settlement, all outstanding causes of action between the parties have been dismissed, without acknowledgement of liability by either party, and the parties retain their rights in their respective intellectual property.  The parties agreed to file a joint motion to dismiss with prejudice and both parties covenant not to bring any further suits against the parties for a period of twenty-four (24) months following the settlement.  The terms of the settlement agreement are confidential.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Quarterly Report on Form 10-Q/A includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

In addition, we have a retail division that allows individuals who prefer not to pay the monthly fee, to make a one-time purchase of the unit. The unit will connect them to a designated personal contact or simply to 911.

Results of Operations

For the nine months ended March 31, 2010, we had a gross profit in the amount of $305,613. Operating expenses for the nine months ended March 31, 2010 totaled $2,614,271, resulting in a net loss of $2,308,658.

Capital Resources and Liquidity

As of March 31, 2010, we had $5,242 in cash.

 We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and, unless we receive additional financing, we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  Additional funds are required, and unless we received proceeds from financing, we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

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

Furthermore, the Company is required to file the auditor’s attestation report control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of U.S. GAAP. U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R), “Accounting for Stock Based Compensation.” Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures. Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2010 pursuant to Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

•	We will continue to educate our management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and
•	We will increase management oversight of accounting and reporting functions in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about November 24, 2009, LogicMark filed a lawsuit in U.S. Federal Court for the Eastern District of Virginia against Medical Alarm Concepts Holdings Inc., Medical Alarm Concepts LLC, and Mr. Nevin Jenkins, an individual residing in Florida.  The complaint essentially alleges that (a) the Company’s Medipendant product infringes on several claims of a patent which LogicMark recently purchased from a bankrupt British company; (b) Mr. Jenkins, the inventor of the patents which the Company has acquired failed to include certain inventorship information in his patent application with the U.S. Patent and Trademark Office; and (c) the Company misrepresented in its advertising and marketing of the Medipendant product that the Company was the first company to market a monitored Personal Emergency Response System product.  The Company has denied the claims asserted in the lawsuit and filed its own infringement claims against LogicMark.  The Company will vigorously defend against the LogicMark claims and believes the lawsuit will be successfully resolved.  The lawsuit has had no adverse impact on the Company’s business operations as it continues to manufacture and market its product and is distributing the Medipendant to dealers and customers.

On April 16, 2010 the Company and LogicMark reached a settlement agreement resolving the litigation.  As a result of the settlement, all outstanding causes of action between the parties have been dismissed, without acknowledgement of liability by either party, and the parties retain their rights in their respective intellectual property.  The parties agreed to file a joint motion to dismiss with prejudice and both parties covenant not to bring any further suits against the parties for a period of twenty-four (24) months following the settlement.  The terms of the settlement agreement are confidential.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As a second closing to the offering that closed on November 25, 2009, on January 27, 2010 we entered into subscription agreements for the sale of 9,450,000 shares of Series B Preferred Stock for an agregrate gross amount of $189,000.  The sale of the Series B Preferred Stock was issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On November 25, 2009, we entered into subscription agreements with each of the Purchasers (the “Subscription Agreements”). Pursuant to the Subscription Agreements, we executed and agreed to deliver to the Purchasers shares of Series B Convertible Preferred Shares  (the “Series B Preferred Stock”) in the aggregate principal amount of $580,000 and a per share purchase price of $0.02 for the issuance of an aggregate of 29,000,000 shares of Series B Preferred Stock.  The Series B Preferred Stock has conversion rights that enable the holder of each share of Series B Preferred Stock to convert into one share of our common stock for each share of Series B Preferred Stock owned.  Additionally, the holders of the Series B Preferred Stock have voting rights on an as-converted basis for all matters that require shareholder approval.  Lastly, the Series B Preferred Stock has a liquidation preference. The sale of the Series B Preferred Stock was issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated under the Securities Act or Section 4(2) of the Securities Act.

On November 24, 2009, we issued shares of our common stock to certain individuals and entities listed below pursuant as compensation for the management of the Company:

- Allan Polsky: 4,550,000 shares
- Paul Green: 4,400,000 shares
- Jennifer Loria: 5,550,000 shares
- Ronnie Adams: 14,500,000 shares
- Howard Teicher: 14,500,000 shares
- Nicholas Cannone: 600,000 shares
- Two-Way Venture: 900,000 shares

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) of the Securities Act due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 under the Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

In January 2010, certain of our Series A Preferred Shareholders converted 11,000,000 shares of their shares of Series A Preferred Stock into 11,000 shares of common stock.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these transactions

Item 6. Exhibits.

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