Form 10-K
period 2010-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2010-11-10
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________________ to _________________

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

Common stock, par value $0.0001 per share

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
Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filler	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of November 10, 2010, the registrant had 286,636,940 shares of common stock issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

TABLE OF CONTENTS

i

PART I

ITEM 1.	BUSINESS

General

Medical Alarm Concepts Holding, Inc. (the “Company” or “Medical Alarm”) was formed in June 2008 and, on June 24, 2008, we acquired 100% of the membership interests in Medical Alarm Concepts, LLC, a Delaware limited liability corporation.  Our plan is to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.  Our product is a home communicator that connects directly to a telephone line via remote access.  Our product is a medical pendent that, when activated, sends an automated digital telephone signal to a monitoring facility where a highly trained professional responds to the alert and provides the proper assistance.

Marketing

The obvious and most common use for medical alarms is as a safeguard for the elderly.  While very few things can prevent falls by elderly persons, medical alarms mitigate the potential harm done if there is not a timely response to such an accident.  Medical alarms are more convenient and safer than the telephone.  The user wears a medical alarm on his or her wrist, around his or her neck, or on his or her belt so that it is always accessible and easy to reach.

Marketing efforts will include advertising in print media, on the radio, and on television.  Interested parties will be invited to: (1) inquire about medical alarms through our website at www.medicalalarmconcepts.com; (2) call our toll-free telephone number at 877-639-2929; or (3) write in for information at our executive offices.  We will offer informational brochures outlining our services or fees.

Sales activities include one-on-one personal contact with potential clients.  Medical Alarm’s sales philosophy includes an in-depth discussion with our trained sales consultants to understand the desires and needs of our prospective and current customers in order to recommend the appropriate plan and set-up with each individual to achieve the highest level of satisfaction in our product.

Medical Alarm will prepare a sales contract specifying dates, times, services, limits of liability, and other appropriate information to be signed and returned by the customer along with full payment in advance.

The Company has taken the proven personal emergency response system (PERS) and upgraded it with a new state-of-the-art technology.  We are introducing a 2-way voice speakerphone pendant that connects to a monitored call center.  No other PERS system on the market today offers two-way voice communication directly through the pendant.  In an emergency, the current systems require the user to be near the base station in order to communicate with the monitoring center.  This leaves the user confined to a one-room radius of the base station at all times.  Our system enables the user to communicate directly through their wearable pendant, leaving them free to move anywhere in and around the home.

The Company’s primary focus is in the sale of our medical devices.  We intend to link, install and monitor the medical alarm systems to a central station.  Our home communicator connects to a telephone line and our medical pendent, when activated, sends an automated digital telephone signal to a monitoring facility.  Within seconds of activation, a highly trained monitoring professional follows a proscribed response protocol to quickly assess the situation and provide an appropriate response.  This may include calling the police, fire, or ambulance to respond to the situation, or calling family, friends, or neighbors.

In addition, we also have a retail division that allows individuals who prefer not to pay the monthly fee, to make a one-time purchase of the unit.  The unit will connect them to either a designated personal contact or to 911.

Competition

Philips Medical Systems

Philips Medical Systems (“Philips”), a growing leader in the medical device and diagnostic industry, is committed to providing innovative technology and services that enable health care providers to achieve clinical excellence.  Philips is positioned to deliver solutions with unique clinical solutions and benefits and to meet health care’s challenges today and in the future.  Philips is firmly established as a worldwide leader in most of its markets, including the markets for x-ray, ultrasound, nuclear medicine patient monitoring and automated external defibrillator devices.

Philips is represented in more than 60 countries and employs over 20,000 people.  All of its products are backed by Philips’ worldwide network of research and development, and sales and service organizations.  Philips recent acquisition of Lifeline Medical Alarm has positioned it as the largest PERS provider with over 700,000 monitored accounts.

Life Alert Emergency Response, Inc.

Since 1987, Life Alert Emergency Response, Inc. (“Life Alert”) has provided medical emergency response services to the elderly and others with medical conditions who experience life-threatening events.  Life Alert is endorsed by Dr. C. Everett Koop, MD, former U.S. Surgeon General.  Life Alert advertises on TV and in AARP magazine.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

Our business office is located at 5215-C Militia Hill Road, Plymouth Meeting, PA 19462.  This office is leased.

ITEM 3.	LEGAL PROCEEDINGS

On April 16, 2010, the Company and LogicMark LLC reached a settlement agreement resolving litigation, as further described in Note 9 to the financial statements.  To the best of our knowledge, there are no material pending litigation proceedings against us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board system under the symbol “MDHI” since January 2, 2009.  On November 9, 2010, the closing price of the common stock was $0.011 per share.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of November 9, 2010, we had 42 record holders of our common stock.

Dividends

We have never declared or paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have any equity compensation plans under which equity securities of the Company are authorized for issuance and we have not granted any stock options.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s primary focus is in the sale of our medical devices.  We intend to link, install and monitor the medical alarm systems to a central station.  Our home communicator connects to a telephone line and our medical pendent, when activated, sends an automated digital telephone signal to a monitoring facility.  Within seconds of activation, a highly trained monitoring professional follows a proscribed response protocol to quickly assess the situation and provide an appropriate response.  This may include calling the police, fire, or ambulance to respond to the situation, or calling family, friends, or neighbors.

In addition, we also have a retail division that allows individuals who prefer not to pay the monthly fee, to make a one-time purchase of the unit.  The unit will connect them to either a designated personal contact or to 911.

Results of Operations

The following discussion is based on the financial statements of the Company.  The following tables and discussion summarize our financial statements for the years ended June 30, 2010 and 2009, and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report on Form 10-K at Part II, Item 8, below.

SUMMARY COMPARISON OPERATING RESULTS

	Year ended June 30,
	2010	2009
Gross Profit	346,856	-
Total operating expenses	3,008,922	1,553,500
Loss from operations	(2,662,066)	(1,553,500)
Total other income (expense)	(2,000,313)	(204,589)
Net income (loss)	(4,662,379)	(1,758,089)
Net income (loss) per share	(0.05)	(0.04)

Our operating expenses have increased from the year ended June 30, 2010 compared with the year ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $0 in cash.

We believe we can satisfy our cash requirements for the next twelve months with our current cash flow from business operations, although there can be no assurance to that effect.  If we are unable to satisfy our cash requirements, we may be unable to proceed with our plan of operation.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services.  Should this occur, we may be forced to suspend or cease operations.

We anticipate incurring operating losses in the foreseeable future.  Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement:  (i) of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; (ii) of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and (iii) of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental accounting principles generally accepted in the United States (“GAAP”) to be launched on July 1, 2009.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820.  The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments on the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees.  The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-1B.  The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of GAAP.  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Going Concern:  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.

Use of Estimates:  In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the fiscal year ended June 30, 2009.

Stock-Based Compensation:  The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) Accounting for Stock Based Compensation.  Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant.  Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest.  If the options had cashless exercise provisions, the Company would utilize variable accounting.

Common stock, stock options and common stock warrants issued to individuals other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date.  Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.  Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company’s method for accounting for stock-based employee compensation and the effect of the method on reported results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medical Alarm Concepts Holding, Inc.
Plymouth Meeting, Pennsylvania

We have audited the accompanying consolidated balance sheets of Medical Alarm Concepts Holding, Inc. (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at June 30, 2010 and had net loss and net cash used in operating activities for the fiscal year then ended, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Li & Company, PC

Skillman, New Jersey
November 10, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDICAL ALARM CONCEPTS HOLDING, INC.

JUNE 30, 2010 AND 2009

Medical Alarm Concepts Holding, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS
CURRENT ASSETS
Cash	$-	$50,751
Restricted cash	35,150	60,000
Accounts receivable, net	16,213	-
Inventory	71,322	-
Stock subscription receivable	-	90,000
Prepaid expenses	121,754	59,644
Total Current Assets	244,439	260,395
Property and equipment, net	21,464	26,714
Security deposit	2,160	2,160
Patent, net	1,666,669	2,083,335
TOTAL ASSETS	$1,934,732	$2,372,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Derivative liability – warrants	$1,489,055	$-
Accounts payable	87,588	94,969
Bank overdraft	14,977	-
Deferred revenue	37,213	27,515
Due to officer	24,000	-
Accrued expenses	12,177	12,500
Total Current Liabilities	1,665,010	134,984
Patent payable	2,500,000	2,500,000
Convertible notes payable – face amount	398,750	729,300
Less original issue and notes payable discount	(157,517)	(440,722)
TOTAL LIABILITIES	4,406,243	2,923,562

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 and 30,000,000 shares issued and outstanding, respectively	55	3,000
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 34,700,000 shares issued and outstanding	3,470	-

Common stock : $0.0001 par value; 800,000,000 shares authorized 201,590,744 and 45,259,400 shares issued and outstanding, respectively	20,159	4,526
Additional paid-in capital	4,119,522	1,255,109
Accumulated deficit	(6,614,717)	(1,813,593)
Total Stockholders’ Deficit	(2,471,511)	(550,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,934,732	$2,372,604

See accompanying notes to the consolidated financial statements.

Medical Alarm Concepts Holding, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 30,
	2010	2009
Revenue	$613,357	-
Cost of Sales	266,501	-
Gross Profit	346,856	-

Operating expenses
Advertising	711,569	137,294
Amortization	416,666	416,665
Bad debts	12,855	-
Compensation	1,087,516	213,836
Depreciation	5,250	-
General and administrative	420,439	318,285
Professional fees	182,659	161,872
Research and development	91,980	130,318
Travel and entertainment	79,988	175,230
Total operating expenses	3,008,922	1,553,500
Loss from operations	(2,662,066)	(1,553,500)
Other (income) expense
Derivative instrument	1,206,196	-
Other expense	101,749
Interest income	-	(4,274)
Interest expense	692,368	208,863
Other (income) expense, net	2,000,313	204,589

Loss before income taxes	(4,662,379)	(1,758,089)

Income tax provision	-	-
Net loss	$(4,662,379)	$(1,758,089)
Net loss per common share – basic and diluted	$(0.05)	$(0.04)
Weighted average number of common shares – basic and diluted	90,975,644	45,253,398

See accompanying notes to the consolidated financial statements.

Medical Alarm Concepts Holding, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

										Total
							Additional			Stockholders'
	Preferred A		Preferred B		Common		Paid-In	Deferred	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Accumulated	(Deficit)

Balance at June 30, 2008	-	-	-	-	45,181,800	$4,519	777,431		$(55,504)	$726,446

Common stock issued at $0.25 per share					77,600	7	19,393			19,400

Preferred stock issued for services	30,000,000	3,000								3,000

Value of warrants issued with notes on March 30, 2009							302,940			302,940

Value of warrants issued with notes on June 15, 2009							155,345			155,345

Net loss									(1,758,089)	(1,758,089)

Balance at June 30, 2009	30,000,000	3,000	-	-	45,259,400	4,526	1,255,109	-	(1,813,593)	(550,958)

The cumulative adjustment from the warrants derivative liability at January 1, 2009 upon adoption of FASB ASC 815-40-15 (formerly "EITF 07-5")							(417,800)		(138,745)	(556,545)

Preferred B stock issued for cash at $0.02 per share, net of costs			38,450,000	3,845			782,655			786,500

Conversion of Preferred B to common stock			(3,750,000)	(375)	3,750,000	375				-

Convertible notes and warrants converted to common stock					36,922,186	3,693	388,037			391,730

Conversion of Preferred A to common stock	(29,450,000)	(2,945)			29,450,000	2,945				-

Common stock issued for services at $0.25 per share					50,000	5	12,495			12,500

Common stock issued for services at $0.02 per share					3,200,000	320	63,680			64,000

Common stock issued for services at $0.01 per share					9,000,000	900	89,100			90,000

Common stock issued at $0.02 per share for compensation					45,000,000	4,500	895,500			900,000

Issuance of common stock for cash					19,450,000	1,945	113,262			115,207

Stock issuance for cashless warrant exercise					9,509,158	950	615,580			616,530

Derivative liability										-

Warrants issued for future services							321,904	(321,904)		-

Amortization of deferred compensation								321,904		321,904

Net loss									(4,662,379)	(4,662,379)

Balance at June 30, 2010	550,000	$55	34,700,000	$3,470	201,590,744	$20,159	4,119,522	$-	$(6,614,717)	$(2,471,511)

See accompanying notes to the consolidated financial statements.

Medical Alarm Concepts Holding, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ending June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,662,379)	$(1,758,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	-	3,000
Common stock issued for services	1,066,500	-
Amortization of deferred compensation	321,904	-
Derivative instrument	1,206,196	-
Amortization of patent	416,666	416,665
Amortization of original issue and notes payable discounts	450,682	83,863
Depreciation	5,250	5,250
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(16,213)	-
Inventory	(71,322)	-
Prepaid expenses	59,644	(59,644)
Security deposit	-	2,840
Increase (decrease) in:
Accounts payable	(7,381)	89,758
Bank overdraft	14,977	-
Accrued expenses	(323)	5,000
Deferred revenue	9,698	27,515
Net Cash Used in Operating Activities	(1,206,101)	(1,183,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Furniture & Fixtures	-	(20,000)
Office Equipment	-	(11,964)
Net Cash Used in Operating Activities	-	(31,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	24,850	(60,000)
Collection of subscription receivable	90,000	-
Proceeds from convertible notes	48,500	573,000
Due to officer	24,000	-
Sale of preferred stock	769,000	-
Sale of common stock, net of offering costs	199,000	19,400
Net Cash Provided By Financing Activities	1,155,350	532,400

NET DECREASE IN CASH	(50,751)	(683,406)

CASH AT BEGINNING OF YEAR	50,751	734,157

CASH AT END OF YEAR	$-	$50,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the Fiscal Year Ending June 30,
	2010	2009
CASH PAID FOR INTEREST EXPENSE	$-	$-

CASH PAID FOR INCOME TAXES	$-	$-

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
June 30, 2010 and 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF OPERATIONS

On June 4, 2008, Medical Alarm Concepts Holding, Inc.  (the “Company”) was incorporated under the laws of the State of Nevada.  The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”).

On June 24, 2008, the Company merged with Medical LLC.  The members of Medical LLC received 30,000,000 shares of the Company’s common stock, or 100% of the outstanding shares in the merger.  As of the date of the merger, Medical LLC was inactive.

The Company utilizes new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fiscal year end

The Company’s fiscal year ends on June 30.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices.  The Company determined that there was no inventory obsolescence as of June 30, 2010.

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

Patent

The Company has adopted the guidelines as set out in section 330-30-35-6 of the FASB Accounting Standards Codification for patent costs.  Under the requirements as set out, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 and effective July 30, 2008, over their estimated useful life of six (6) years.  The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010.

Deferred revenue

All revenues from subscription arrangements are recognized ratably over the term of such arrangements.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification.  The conversion feature and certain other features were not considered embedded derivative instruments at June 30, 2010.  The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivative warrant liability

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

On January 1, 2009, the Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company classified warrants to purchase 65,545,000 shares of its common stock issued in connection with its offering of common stock as additional paid-in capital upon issuance of the warrants.  Upon the adoption of Section 815-40-15 on January 1, 2009, these warrants are no longer deemed to be indexed to the Company’s own stock and were reclassified from equity to a derivative liability with a fair value of $556,545 effective as of January 1, 2009.  The reclassification entry included a cumulative adjustment to retained earnings of $138,745 and a reduction of additional paid-in capital of $417,800, the amount originally classified as additional paid-in capital upon issuance of the warrants.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value pursuant to GAAP and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, stock subscription receivable, prepaid expenses, accounts payable, bank overdraft, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010 and 2009.

The Company revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

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

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 65,545,000 shares of common stock issuable under warrants and 39,875,000 shares of common stock issuable under the conversion feature of the convertible notes payable for the fiscal year ended June 30, 2010, no share equivalents were outstanding for the fiscal year ended June 30, 2009.  These potential shares of common stock were not included as they were anti-dilutive.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which provides amendments to Subtopic 810-10 and related guidance within GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity;

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable.  If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition,” which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:

a.	The vendor’s performance to achieve the milestone.

b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.

2.	Relate solely to past performance.

3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement.

2.	A description of each milestone and related contingent consideration.

3.	A determination of whether each milestone is considered substantive.

4.	The factors that the entity considered in determining whether the milestone or milestones are substantive.

5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue.

2.	Income before income taxes.

3.	Net income.

4.	Earnings per share.

5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,614,717 at June 30, 2010, and had a net loss of $4,662,379 and net cash used in operating activities of $1,206,101 for the year ended June 30, 2010.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2010 and 2009 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	June 30, 2009
Furniture and fixtures	7	$20,000	$20,000

Office equipment	5	11,964	11,964
		31,964	31,964
Less: accumulated depreciation		(10,500)	(5,250)
		$21,464	$26,714

Depreciation expense for the fiscal year ended June 30, 2010 and 2009 was $5,250 each.

NOTE 5	PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008.  The Company is obligated to pay the seller $2,500,000 on June 30, 2012.  The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008.  The seller will reacquire all patents and applications if payment is not made on June 30, 2012.  The patent is being amortized over its estimated useful life of six (6) years.

Patent, stated at cost, less accumulated amortization at June 30, 2010 and 2009, consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	June 30, 2009
Patent	6	$2,500,000	$2,500,000

Less: accumulated amortization		(833,331)	(416,665)

		$1,666,669	$2,083,335

Amortization expense for the fiscal year ended June 30, 2010 and 2009 was $416,666 and $416,665, respectively.

NOTE 6	CONVERTIBLE NOTES PAYABLE

On March 30, 2009, the Company sold six (6) convertible promissory notes in the aggregate principal amount of $467,500.  The aggregate gross proceeds of the notes were $425,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $42,500.  The notes were due and payable April 30, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share.  The notes are currently being renegotiated.  The notes state that interest accrues at 14% per annum after April 30, 2010 if the notes are not satisfied timely.

On March 29, 2010, a note holder converted $68,750 of a note for 3,437,500 shares of common stock at a conversion price of $0.02 per share and the remaining balance of $398,750 was extended with the same terms and conditions to be due and payable March 31, 2011.

On June 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $261,800.  The aggregate gross proceeds of the sales were $238,000.  The notes do not bear interest, but instead were issued at an aggregate discount of $23,800.  The notes are due and payable July 15, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share.  On June 21, 2010, the notes were converted into 13,090,000 shares of common stock at $0.02 per share.

On July 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $53,350.  The aggregate gross proceeds of the sales were $48,500.  The notes do not bear interest, but instead were issued at an aggregate discount of $4,850.  The notes are due and payable August 15, 2010.  The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share.  On June 21, 2010, the notes were converted into 2,667,500 shares of common stock at $0.01 per share.

NOTE 7	DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

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

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the notes and warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the notes and warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of June 30, 2010.  The warrants primary assumptions include projected annual volatility of 140% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity.  The notes primary assumptions include projected annual volatility of 140%; a 2011 financing triggering a conversion price reset and holder conversion targets at 200% of the projected conversion price for the notes, decreasing as the notes approach maturity.  The fair value of the derivatives as of June 30, 2010 was estimated by management to be $1,489,055.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2010
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$1,489,055	—	—	$1,489,055	$1,489,055

Total Derivative Liabilities	$1,489,055	—	—	$1,489,055	$1,489,055

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the second quarter of 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of March 31, 2010	$737,011	$737,011
Total Gains or Losses (realized/unrealized) Included in Net Loss	516,035	516,035
Purchases, Issuances and Settlements	236,009	236,009
Transfers in and/or out of Level 3	—	—
Ending Balance at June 30, 2010	$1,489,055	$1,489,055

NOTE 8	DUE TO OFFICER

During the fiscal year ended June 30, 2010, the Company’s chief executive officer advanced the Company $24,000.  The advances bear no interest and are payable on demand.

NOTE 9	STOCKHOLDERS’ DEFICIT

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

During the fiscal year ended June 30, 2010, certain shareholders’ converted 29,450,000 shares of the Series A Convertible Preferred Stock for 29,450,000 shares of common stock.

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

For the fiscal year ended June 30, 2010, the Company issued 34,700,000 shares of the Series B Convertible Preferred Stock for $769,000 in cash.

Common Stock

On October 1, 2009, the Company issued 50,000 shares of its common stock at its fair market value of $0.25 per share or $12,500 for services.

On November 25, 2009, the Company issued 200,000 shares of its common stock at its fair market value of $0.02 per share or $4,000 for services.

On November 25, 2009, the Company issued 45,000,000 shares of its common stock at its fair market value of $0.02 per share or $900,000 for compensation.

On January 1, 2010, the Company issued 3,000,000 shares of its common stock at its fair market value of $0.02 per share or $60,000 for services.

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

On March 8, 2010, the Company issued 7,015,625 shares of its common stock in exchange for 7,734,375 warrants issued in connection with the issuance of Series B convertible preferred stock in a cashless exercise.

On March 29, 2010, a note holder converted $68,750 of the convertible note for 3,437,500 shares of common stock at a conversion price of $0.02 per share.

During the quarter ended March 31, 2010, individual shareholders’ converted 28,150,000 shares of the Series A Convertible Preferred Stock for 28,150,000 shares of common stock.

On April 7, 2010, a preferred stockholder converted 1,300,000 shares of Series A Convertible Preferred Stock for 1,300,000 shares of common stock.

On May 19, 2010, the Company issued 9,000,000 shares of its common stock at its fair market value of $0.01 per share or $90,000 for settlement of lawsuit with LogicMark LLC.

On June 3, 2010, a preferred stockholder converted 1,250,000 shares of Series B Convertible Preferred Stock for 1,250,000 shares of common stock.

On June 3, 2010, a preferred stockholder converted 2,500,000 shares of Series A Convertible Preferred Stock for 2,500,000 shares of common stock.

On June 21, 2010, note holders converted $315,150 of convertible notes for 33,484,686 shares of common stock at a conversion price of $0.01 per share.

On June 22, 2010, the Company issued 2,493,533 shares of its common stock in exchange for 5,900,000 Class B Warrants in a cashless exercise.

On June 25, 2010, the Company issued 17,500,000 shares of its common stock at its fair market value of $0.01 per share or $160,000 in cash, net of expenses.

Litigation

On or about November 24, 2009, LogicMark LLC, a Virginia corporation (“LogicMark”), filed a lawsuit in U.S.  Federal Court for the Eastern District of Virginia against the Company, Medical LLC, and Mr. Nevin Jenkins, an individual residing in Florida.  The complaint essentially alleges that (a) the Company’s Medipendant product infringes on several claims of a patent which LogicMark recently purchased from a bankrupt British company; (b) Mr. Jenkins, the inventor of the patents which the Company has acquired failed to include certain inventorship information in his patent application with the U.S. Patent and Trademark Office; and (c) the Company misrepresented in its advertising and marketing of the Medipendant product that the Company was the first company to market a monitored Personal Emergency Response System product.  The Company has denied the claims asserted in the lawsuit and filed its own infringement claims against LogicMark.  The Company will vigorously defend against the LogicMark claims and believes the lawsuit will be successfully resolved.  The lawsuit has had no adverse impact on the Company’s business operations as it continues to manufacture and market its product and is distributing the Medipendant to dealers and customers.

On April 16, 2010, the Company and LogicMark reached a settlement agreement resolving the litigation.  As a result of the settlement, all outstanding causes of action between the parties have been dismissed, without acknowledgement of liability by either party, and the parties retain their rights in their respective intellectual property.  The parties agreed to file a joint motion to dismiss with prejudice and both parties covenant not to bring any further suits against the parties for a period of twenty-four (24) months following the settlement.  The terms of the settlement agreement are confidential.

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

Because of the issuance on December 2, 2009, the Company issued additional warrants to purchase 50,256,250 shares of the Company’s common stock.  The warrants are now exercisable over five (5) years at an exercise price of $0.02 per share.

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

On December 2, 2009 the Company issued 26,869,000 warrants of common stock with an exercise price of $0.02 per share.  The 5 year warrants vest over 4 quarters with a 6 month lockup.  The fair value of these warrants granted, estimated on the date of grant, was $321,904, which has been recorded as deferred compensation that has been fully amortized over a period of six-months, using the Black-Scholes option-pricing model.

On March 8, 2010, the Company issued 7,015,625 shares of its common stock pursuant to the cashless exercise of 7,734,375 Warrants.

Stock warrant activities for the fiscal year ended June 30, 2010 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2009	68,411,875	$0.02
Granted	18,501,875	0.01
Exercised	(21,368,750)	0.02
Outstanding at June 30, 2010	65,545,000	$0.02

Financial assets are considered Level 3 under paragraph 820-10-35-37 of the FASB Accounting Standards Codification when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company has valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of December 7, 2009 and June 30, 2010.  The primary assumptions include projected annual volatility of 210% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity.  The fair value of the derivatives as of June 30, 2010 was estimated by management to be $1,489,055.

The foregoing assumptions will be reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

NOTE 10	RELATED PARTY TRANSACTIONS

The Company subleases its office space from an affiliate owned by its officers.  Total rent expense for the fiscal year ended June 30, 2010 was $14,000 and the related party paid an additional $16,000 in rent for the fiscal year ended June 30, 2010.  The related party also paid $5,800 for telephone and utilities for the fiscal year ended June 30, 2010.

The Company issued 4,950,000 shares of common stock to an affiliate owned by its officers for the conversion of a $99,000 convertible note at $0.02 per share.

NOTE 11	CONCENTRATION AND CREDIT RISK

During the fiscal year ended June 30, 2010, one customer accounted for $425,000 of the total sales or approximately 68% of the Company’s revenue.

A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 12	SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Common stock issuance

The Company issued 85,046,196 shares of stock to various individuals and entities for cash, services and warrant conversions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2010 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, Messrs. Teicher and Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address our ineffective disclosure controls and procedures:

•	We will continue to educate our management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and

•	We will increase management oversight of accounting and reporting functions in the future.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Management’s Annual Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of November 9, 2010 are as follows:

Name	Age	Position

Howard Teicher	41	Chief Executive Officer, Chairman of the Board of Directors
Ronnie Adams	61	President, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Howard Teicher

Mr. Teicher serves as our Chief Executive Officer, Chairman of the Board of Directors and is the founder of the Company.  Mr. Teicher has been in the alarm industry for over 10 years and in the direct sales and marketing business for over 20 years.  He owned and grew one of the largest home health air purification businesses in the United States.  He is the recipient of top sales dealer of the year awards from such companies as Honeywell and General Electric.

Ronnie Adams

Ronnie Adams serves as our President, Chief Financial Officer, and Director.  He has also served as President and Chief Financial Officer of a NASDAQ company that he started from inception and grew to over $60 million.  Mr. Adams was the recipient of the prestigious Entrepreneur of the Year Award in 1996, sponsored by Dow Jones, NASDAQ, and Ernst & Young.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report on Form 10-K.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company.  To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended June 30, 2010.

Code of Ethics

The Company has not adopted a Code of Ethics.  The officers and directors expect to adopt a code of ethics in the future.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2010 and 2009 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Howard Teicher	2010	$44,372	0	$290,000	0	0	0	$9,288	(2)	$343,660
CEO and Chairman	2009	$46,165	0	0	0	0	0	$8,492		$54,657

Ronnie Adams	2010	$39,779	0	$290,000	0	0	0	$7,925	(1)	$337,704
CFO	2009	$49,938	0	0	0	0	0	$1,603		$51,541

(1)
Mr. Teicher’s other compensation in 2010 consisted of $7,128 for a car allowance and $2,160 in automobile insurance.  Mr. Teicher’s other compensation in 2009 consisted of $7,128 for a car allowance and $1,364 in automobile insurance.

(2)	Mr. Adams’ other compensation in 2010 consisted of $7,925 for a car allowance. Mr. Adams’ other compensation in 2009 consisted of $1,603 for a car allowance.

Option Grants.  There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value.  There were no stock options exercised during period ending June 30, 2010 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards. There were no awards made to the named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  No compensation was paid to, or accrued to, directors in such capacity, in the fiscal year ended June 30, 2010, except for 14,500,000 shares of common stock issued to each of Messrs. Teicher and Adams.

Employment Agreements

We do not have any employment agreements in place with our executive officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 9, 2010 and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Howard Teicher 29 Sycamore Avenue Freehold, New Jersey 07728	23,875,000	8.3%

Common Stock	Ronnie Adams 2303 Regatta Circle Norristown, PA 19401	23,875,000	8.3%

Common Stock	All executive officers and directors as a group	47,750,000	16.7%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 24, 2008, we issued 30,000,000 founder shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended June 30, 2010 and 2009, we were billed approximately $13,500 and $5,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended June 30, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended June 30, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2010 and 2009.

Effective May 6, 2003, the SEC adopted rules that require that, before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors consistent with the SEC’s rules.

The pre-approval process was implemented in response to the new rules.  Our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1*	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*Filed as Exhibit 3.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: November 10, 2010	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
	Chief Executive Officer and Chairman of the Board	November 10, 2010
/s/ Howard Teicher	(Principal Executive Officer)
Howard Teicher

/s/ Ronnie Adams	President and Chief Financial Officer	November 10, 2010
Ronnie Adams	(Principal Financial Officer)