Form 10-Q
period 2010-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2010-11-22
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 19, 2010: 286,636,940 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

September 30, 2010

ITEM 1. FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

Medical Alarm Concepts Holding, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Restricted cash	$35,150	$35,150
Accounts receivable, net	17,330	16,213
Inventory	44,660	71,322
Prepaid expenses	10,849	121,754
Total current assets	107,989	244,439

Property and equipment, net of $xxx and $xxx, respectively	20,152	21,464

Security deposit	2,160	2,160
Patent, net of accumulated amortization of $937,497 and $833,331, respectively	1,562,503	1,666,669

TOTAL ASSETS	$1,692,804	$1,934,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$1,122,505	$1,489,055
Accounts payable	108,382	87,588
Bank overdraft	20,565	14,977
Deferred revenue	40,442	37,213
Due to officer	8,400	24,000
Due to affiliate	8,250	-
Common stock to be issued	75,655	-
Accrued expenses	49,601	12,177
Total current liabilities	1,433,800	1,665,010

Patent payable	2,500,000	2,500,000

Convertible notes payable - face amount	358,375	398,750
Less original issue and notes payable discount	(107,179)	(157,517)
TOTAL LIABILITIES	4,184,996	4,406,243

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock - at $0.0001 par value; 50,000,000 shares authorized;
550,000 shares issued and outstanding	55	55
Series B convertible preferred stock - at $0.0001 par value; 50,000,000 shares authorized;
13,950,000 and 34,700,000 shares issued and outstanding, respectively	1,395	3,470
Common stock - at $0.0001 par value; 800,000,000 shares authorized;
226,578,244 and 201,590,744 shares issued and outstanding, respectively	22,658	20,159
Additional paid-in capital	4,165,210	4,119,522
Deficit accumulated during the development stage	(6,681,510)	(6,614,717)
Total stockholders' deficit	(2,492,192)	(2,471,511)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,692,804	$1,934,732

See accompanying notes to the consolidated financial statements.

Medical Alarm Concepts Holding, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Revenue	$94,633	$-
Cost of sales	42,011	-

Gross Profit	52,622	-

Operating expenses
Advertising	142,904	18,646
Amortization	104,166	105,478
Compensation	14,200	60,654
Depreciation	1,312	-
General and administrative	54,339	160,568
Professional fees	63,355	44,199
Research and development	2,752	58,285
Travel and entertainment	11,362	29,874

Total operating expenses	394,390	477,704

Loss from operations	(341,768)	(477,704)

Other (income) expenses
Derivative instrument	(346,148)	138,473
Interest expense	71,173	169,304

Other (income) expenses, net	(274,975)	307,777

Net loss	$(66,793)	$(785,481)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average of common shares - basic and diluted	208,903,244	45,259,400

See accompanying notes to the consolidated financial statements.

Medical Alarm Concepts Holding, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,793)	$(785,481)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Derivative instrument	(346,148)	146,497
Depreciation	1,312	1,312
Amortization of patent	104,166	104,166
Amortization of original issue and
notes payable discounts	33,673	123,780
Changes in operating assests and liabilities
(Increase) decrease in:
Accounts receivable	(1,117)	-
Inventory	26,662	-
Prepaid expenses	110,905	(359)
Increase (decrease) in:
Accounts payable	20,794	27,366
Bank overdraft	5,588	-
Due to affiliate	8,250	-
Accrued expenses	37,424	-
Common stock to be issued	75,655	-
Deferred revenue	3,229	168,468
Net Cash Provided by (Used in) Operating Activities	13,600	(214,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	-	25,000
Proceeds from convertible notes	-	48,500
Due to officer	(15,600)	-
Collection of subscription receivable	-	90,000
Sale of common stock, net of costs	2,000	-
Net Cash Provided by (Used In) Financing Activities	(13,600)	163,500

NET CHANGE IN CASH	-	(50,751)

CASH AT BEGINNING OF PERIOD	-	50,751

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$37,500	$-

CASH PAID FOR INCOME TAXES	$-	$-

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
September 30, 2010 and 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

On June 4, 2008 Medical Alarm Concepts Holding, Inc. (“Medical Holdings,” “MAC,” or the “Company”) was incorporated under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC ”).

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three months ended September 30, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on November 10, 2010.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices.  The Company determined that there was no inventory obsolescence as of September 30, 2010.

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

Patent

The Company has adopted the guidelines as set out in section 330-30-35-6 of the FASB Accounting Standards Codification for patent costs.  Under the requirements as set out, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 effective July 30, 2008, over their estimated useful life of six (6) years. The costs of defending and maintaining patents are expensed as incurred.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets.  The Company reviews it long-lived assets, which include property and equipment, and patents, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using an asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010.

Deferred revenue

All revenues from subscription arrangements are recognized ratably over the term of such arrangements.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification.  The conversion feature and certain other features were not considered embedded derivative instruments at September 30, 2010.  The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 65,545,000 shares of common stock issuable under warrants and 35,837,500 shares of common stock issuable under the conversion feature of the convertible notes payable for the three months ended September 30, 2010, and 65,545,000 shares of common stock issuable under warrants and 39,875,000 shares of common stock issuable under the conversion feature of the convertible notes payable were outstanding for the interim period ended September 30, 2010.  These potential dilutive shares of common stock were not included as they were anti-dilutive.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,681,510 at September 30, 2010, and had an operating loss of $341,768 for the three months then ended.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at September 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	June 30, 2010
Furniture and fixtures	7	$20,000	$20,000

Office equipment	5	11,964	11,964
		31,964	31,964
Less: accumulated depreciation		(11,812)	(10,500)
		$20,152	$21,464

Depreciation expense for the three months period ended September 30, 2010 was $1,312.

NOTE 5 - PATENT

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

Patent, stated at cost, less accumulated amortization at September 30, 2010, consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	June 30, 2010
Patent	6	$2,500,000	$2,500,000

Less: accumulated amortization		(937,497)	(833,331)

		$1,562,503	$1,666,669

Amortization expense for the three months ended September 30, 2010 was $104,666.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

During the quarter ended September 30, 2010, certain note holders converted $40,375 of convertible notes for 4,037,500 shares of common stock at a conversion price of $0.01 per share.  The remaining balance of the convertible notes is $358,375.

NOTE 7 - DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

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

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the notes and warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the notes and warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of September 30, 2010.  The warrants' primary assumptions include projected annual volatility of 140% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity.  The notes' primary assumptions include projected annual volatility of 140%, a 2011 financing triggering a conversion price reset, and holder conversion targets at 200% of the projected conversion price for the notes, decreasing as the notes approach maturity.  The fair value of the derivatives as of September 30, 2010 was estimated by management to be $1,122,505.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of September 30, 2010
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$1,122,505	—	—	$1,122,505	$1,122,505

Total Derivative Liabilities	$1,122,505	—	—	$1,122,505	$1,122,505

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of June 30, 2010	$1,489,055	$1,489,055
Total Gains or Losses (realized/unrealized) Included in Net Loss	(346,148)	(346,148)
Purchases, Issuances and Settlements	(20,402)	(20,402)
Transfers in and/or out of Level 3	—	—
Ending Balance at September 30, 2010	$1,122,505	$1,122,505

NOTE 8 - DUE TO OFFICER

During the quarter ended September 30, 2010, the Company repaid the chief executive officer a net amount of $15,600 on advances.  As of September 30, 2010, the outstanding balance is $8,400.  The advances bear no interest and are payable on demand.

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

For the period ended June 30, 2010, the Company issued 34,700,000 shares of the Series B Convertible Preferred Stock for $769,000 in cash.

For the period ended September 30, 2010, certain shareholders converted 20,750,000 shares of Series B Convertible Stock for 20,750,000 shares of common stock.

Common Stock

For the period ended September 30, 2010, certain shareholders converted 20,750,000 shares of Series B Convertible Stock for 20,750,000 shares of common stock.

During the quarter ended September 30, 2010, certain note holders converted $40,375 of convertible notes for 4,037,500 shares of common stock at a conversion price of $0.01 per share.

On July 5, 2010, the Company issued 200,000 shares of its common stock at its fair market value of $0.01 per share or $2,000 in cash.

Warrants

Stock warrant activities for the period ended September 30, 2010 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2010	65,545,000	$0.01
Granted	-	-
Exercised	-	-
Outstanding at September 30, 2010	65,545,000	$0.01

Financial assets are considered Level 3 under paragraph 820-10-35-37 of the FASB Accounting Standards Codification when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company has valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of December 7, 2009 and September 30, 2010.  The primary assumptions include projected annual volatility of 210% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity.  The fair value of the derivatives as of September 30, 2010 was estimated by management to be $1,122,505.

The foregoing assumptions will be reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company subleases its office space from an affiliate owned by its officers.  Total rent expense for the period ended September 30, 2010 was $7,500.  The related party also paid $750 in utilities for the period ended September 30, 2010.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Common stock issuance

The Company issued 15,065,500 shares of common stock for $75,000 in cash and repayment of common stock to be issued of $75,655 at its fair market value of $0.01 per common share.

The Company issued 4,993,116 shares of common stock for the conversion of $36,700 of convertible notes at a share price of $0.0735 per share.

The Company issued 40,000,000 shares of common stock at its fair market value of $0.01 per share or $400,000.

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

Results of Operations

For the three months ended September 30, 2010, we had a gross profit in the amount of $52,622. Operating expenses for the three months ended September 30, 2010 totaled $394,390, resulting in a net operating loss of $341,768.

Capital Resources and Liquidity

As of September 30, 2010, we had $0 in cash.

 We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and, unless we receive additional financing, we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of our employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  Additional funds are required, and unless we receive proceeds from financing, we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate incurring operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ended June 30, 2010, the Company was required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock”  and EITF Topic D-42,  “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09  “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.” Additionally, it adds observer comment “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees ” to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12  “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, “ Fair Value Measurements and Disclosures-Overall, ” for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments on the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R), “Accounting for Stock Based Compensation.” Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options have cashless exercise provisions, the Company utilizes variable accounting.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.  Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2010 pursuant to Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2010, the Company issued 200,000 shares of its common stock at its fair market value of $0.01 per share or $2,000 in cash.  The sale of the shares of common stock was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: November 22, 2010	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer

	By:	/s/ Ronnie Adams
Ronnie Adams
Chief Financial Officer