Form 10-Q
period 2010-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2011-03-16
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of March 14, 2011: 316,862,868 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.
FORM 10-Q
December 31, 2010

ITEM 1. FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

Medical Alarm Concepts Holding, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$-
Restricted cash	-	35,150
Accounts receivable, net of allowance of $ and $12,855	5,843	16,213
Inventory	43,680	71,322
Prepaid expenses	-	121,754
Total current assets	49,523	244,439

Property and equipment, net	18,839	21,464

Security deposit	2,160	2,160
Patent, net of accumulated amortization of $937,497 and $833,331	1,458,336	1,666,669

TOTAL ASSETS	$1,528,858	$1,934,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$512,346	$1,489,055
Accounts payable	126,922	87,588
Bank overdraft	19,542	14,977
Deferred revenue	32,817	37,213
Due to officer	44,630	24,000
Due to affiliate	8,250	-
Common stock to be issued	15,000	-
Accrued expenses	55,884	12,177
Total current liabilities	815,391	1,665,010

Patent payable	2,500,000	2,500,000

Convertible notes payable - face amount	321,675	398,750
Less original issue and notes payable discount	(58,334)	(157,517)
TOTAL LIABILITIES	3,578,732	4,406,243

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock - at $0.0001 par value; 50,000,000 shares authorized, 550,000 issued and outstanding	55	55
Series B convertible preferred stock - at $0.0001 par value; 50,000,000 shares authorized, 9,950,000 and 34,700,000 issued and outstanding, respectively	995	3,470
Common stock - at $0.0001 par value; 800,000,000 shares authorized 305,261,940 and 201,590,744 issued and outstanding, respectively	30,526	20,159
Additional paid-in capital	5,093,480	4,119,522
Accumulated deficit	(7,174,930)	(6,614,717)
Total stockholders' deficit	(2,049,874)	(2,471,511)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,528,858	$1,934,732

See accompanying notes to the consolidated financial statements.

Medical Alarm Concepts Holding, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$106,700	$332,829	$201,333	$332,829
Cost of sales	42,341	171,700	84,352	171,700

Gross Profit	64,359	161,129	116,981	161,129

Operating expenses
Advertising	388,880	146,242	531,784	164,888
Amortization	104,167	104,167	208,333	208,333
Compensation	37,866	964,897	52,066	1,025,551
Depreciation	1,313	1,313	2,625	2,625
General and administrative	39,469	80,884	93,808	241,974
Professional fees	44,722	57,151	108,077	101,350
Research and development	71,536	-	74,288	57,763
Travel and entertainment	17,407	15,238	28,769	45,112

Total operating expenses	705,360	1,369,892	1,099,750	1,847,596

Loss from operations	(641,001)	(1,208,763)	(982,769)	(1,686,467)

Other income (expenses)
Gain (loss) on derivative liabilities	219,724	(18,554,362)	565,872	(18,692,835)
Other expense	-	(11,349)	-	(11,349)
Interest expense	(72,143)	(159,021)	(143,316)	(328,328)

Total other income (expenses)	147,581	(18,724,732)	422,556	(19,032,512)

Loss before income taxes	(493,420)	(19,933,495)	(560,213)	(20,718,979)

Provision for income taxes	-	-	-	-

Net loss	$(493,420)	$(19,933,495)	$(560,213)	$(20,718,979)

Net loss per common share - basic and diluted	$(0.00)	$(0.32)	$(0.00)	$(0.38)

Weighter average of common shares - basic and diluted	285,362,723	62,978,965	247,132,983	54,119,183

See accompanying notes to the consolidated financial statements.

Medical Alarm Concepts Holding, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(560,213)	$(20,718,979)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	342,150	812,500
Amortization of deferred compensation	-	42,333
Derivative instrument	(565,872)	18,692,835
Depreciation	2,625	2,625
Amortization of patent	208,333	208,332
Amortization of original issue and notes payable discounts	68,316	271,177
Change in operating assests and liabilities:
Accounts receivable	10,370	(4,751)
Vendor deposit		(52,744)
Inventory	27,642	-
Prepaid expenses	121,754	(289,361)
Security deposit	-	2,160
Accounts payable	39,334	33,616
Bank overdraft	4,565	-
Due to affiliate	8,250	-
Customer deposit	-	12,765
Accrued expenses	43,707	10,673
Common stock to be issued	15,000	115,000
Deferred revenue	(4,396)	(17,764)
Net Cash Provided by (Used in) Operating Activities	(238,435)	(879,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	35,150	(2,500)
Collection of subscription receivable	-	205,000
Proceeds from convertible notes	-	48,500
Sale of preferred stock		580,000
Due to officer	20,630
Sale of common stock, net of costs	182,655	-
Net Cash Provided by (Used In) Financing Activities	238,435	831,000

NET DECREASE IN CASH	-	(48,583)

CASH AT BEGINNING OF PERIOD	-	50,751

CASH AT END OF PERIOD	$-	$2,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$75,000	$-

CASH PAID FOR INCOME TAXES	$-	$-

See accompanying notes to the financial statements

MEDICAL ALARM CONCEPTS HOLDING, INC.
December 31, 2010 and 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

On June 4, 2008, Medical Alarm Concepts Holding, Inc. (“Medical Holdings,” “MAC,” or the “Company”) was incorporated under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC ”).

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the six months ended December 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on November 10, 2010.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of December 31, 2010 or 2009.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using an asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

Deferred revenue

All revenues from subscription arrangements are recognized ratably over the term of such arrangements.

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification. The conversion feature and certain other features were not considered embedded derivative instruments at December 31, 2010. The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 93,418,750 shares of common stock issuable under warrants, 550,000 shares of common stock issuable under the conversion feature of Preferred Series A shares, 9,950,000 shares of common stock issuable under the conversion feature of Preferred Series B shares and 30,844,304 shares of common stock issuable under the conversion feature of the convertible notes payable for the six months ended December 31, 2010. These potential dilutive shares of common stock were not included as they were anti-dilutive.

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

 Recently Issued Accounting Pronouncements

 In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,174,930 at December 31, 2010, and had an operating loss of $982,769 for the six months then ended.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at December 31, 2010 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2010	June 30, 2010
Furniture and fixtures	7	$20,000	$20,000

Office equipment	5	11,964	11,964
		31,964	31,964
Less: accumulated depreciation		(13,125)	(10,500)
		$18,839	$21,464

Depreciation expense for the six months ended December 31, 2010 and 2009 was $2,625 and $2,625, respectively.

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

 Patent, stated at cost, less accumulated amortization at December 31, 2010 and June 30, 2010, consisted of the following:

	Estimated Useful Life (Years)	December 31, 2010	June 30, 2010
Patent	6	$2,500,000	$2,500,000

Less: accumulated amortization		(1,041,664)	(833,331)

		$1,458,336	$1,666,669
Amortization expense for the six months ended December 31, 2010 and 2009 was $208,333 and $208,332, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

 On March 30, 2009, the Company sold six (6) convertible promissory notes in the aggregate principal amount of $467,500. The aggregate gross proceeds of the notes were $425,000. The notes do not bear interest, but instead were issued at an aggregate discount of $42,500. The notes were due and payable April 30, 2010. The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share. The notes were extended one year and now accrue interest at 10% per annum with a market based variable conversion rate at the lower of 90% of market or $0.01. The notes require treatment as a derivative liability.

On March 29, 2010, a note holder converted $68,750 of a note for 3,437,500 shares of common stock at a conversion price of $0.02 per share and the remaining balance of $398,750 was extended with the same terms and conditions to be due and payable March 31, 2011.

During the quarter ended September 30, 2010, certain note holders converted $40,375 of convertible notes for 4,037,500 shares of common stock at a conversion price of $0.01 per share

During the quarter ended December 31, 2010, certain note holders converted $36,700 of convertible notes for 4,993,196 shares of common stock at a conversion price of $0.00735 per share. The remaining balance of the convertible notes is $321,675 at December 31, 2010.

NOTE 7 - DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40-25 to the Warrants to purchase common stock issued with the March 30, 2009, June 15, 2009, July 15, 2009 and December 7, 2009 Convertible Notes and service agreements. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative liabilities - warrants.

ASC 820-10 (formerly FAS 157) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the March 30, 2009, June 15, 2009, July 15, 2009 and December 7, 2009 warrants. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

 Level 3 Valuation Techniques

 Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the notes and warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the notes and warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of December 31, 2010. The warrants' primary assumptions include projected annual volatility of 140% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity. The notes' primary assumptions include projected annual volatility of 140%, a 2011 financing triggering a conversion price reset, and holder conversion targets at 200% of the projected conversion price for the notes, decreasing as the notes approach maturity. The fair value of the derivatives as of December 31, 2010 was estimated by management to be $512,346.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

 Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of December 31, 2010
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$512,346	—	—	$512,346	$512,346

Total Derivative Liabilities	$512,346	—	—	$512,346	$512,346

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended December 31, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of June 30, 2010	$1,489,055	$1,489,055
Total Gains or Losses (realized/unrealized) Included in Net Loss	(565,872)	(565,872)
Purchases, Issuances and Settlements	(410,837)	(410,837)
Transfers in and/or out of Level 3	—	—
Ending Balance at December 31, 2010	$512,346	$512,346

NOTE 8 - DUE TO OFFICER

For the six months ended December 31, 2010, the Company borrowed from the chief executive officer a net amount of $20,630 in advances. As of December 31, 2010, the outstanding balance is $44,630. The advances bear no interest and are payable on demand.

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

 For the period ended June 30, 2010, the Company issued 34,700,000 shares of the Series B Convertible Preferred Stock for $769,000 in cash.

For the period ended December 31, 2010, the Company issued 11,625,000 preferred B shares to certain shareholders.

For the period ended December 31, 2010, certain shareholders converted 36,375,000 shares of Series B Convertible Stock for 36,375,000 shares of common stock.

Common Stock

On July 5, 2010, the Company sold 200,000 shares of its common stock at $0.01 per share for $2,000 in cash.

During the quarter ended September 30, 2010, certain note holders converted $40,375 of convertible notes at a conversion price of $0.01 per share for 4,037,500 shares of common stock.

For the quarter ended December 31, 2010, certain shareholders converted 36,375,000 shares of Series B Convertible Stock for 36,375,000 shares of common stock.

During the quarter ended December 31, 2010, certain note holders converted $36,700 of convertible notes at a conversion price of $0.00735 per share for 4,993,196 shares of common stock.

On December 15, 2010, the Company entered into private placement agreements for $30,000 at $0.01 per unit. Each unit consisted of 1 common share and 1 three year warrant at an exercise price of $0.01 per share subject to adjustment (3,000,000 common shares and 3,000,000 warrants). The additional paid-in capital was reduced by $15,103 for the derivative liability.

During the quarter ended December 31, 2010, the Company sold 15,065,500 shares of its common stock at $0.01 per share for $150,655 in cash.

During the quarter ended December 31, 2010, the Company issued 20,000,000 shares of its common stock at its fair market value of $0.01 per share or $400,000 for in services which run through January 2011. The unrecognized balance is included as deferred compensation in additional paid in capital.

Warrants

Stock warrant activities for the period ended December 31, 2010 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2010	65,545,000	$0.01
Granted	41,959,375	-
Exercised	14,085,625	-
Outstanding at December 31, 2010	65,545,000	$0.01

Level 3 financial liabilities consist of the warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company has valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings and volatility. The primary assumptions include projected annual volatility of 210% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity. The fair value of the derivatives as of December 31, 2010 and June 30, 2010 was estimated by management to be $512,346 and $1,489,055, respectively.

 The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company subleases its office space from an affiliate owned by its officers. Total rent expense for the period ended December 31, 2010 was $7,500. The related party also paid $750 in utilities for the period ended December 31, 2010.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Common stock issuance

The Company issued 11,600,928 shares of common stock for the conversion of $50,000 of convertible notes at a share price of $0.0 0431 per share.

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

Results of Operations

For the six months ended December 31, 2010, we had a gross profit in the amount of $116,981. Operating expenses for the six months ended December 31, 2010 totaled $1,099,750, resulting in a net operating loss of $982,769.

Capital Resources and Liquidity

As of December 31, 2010, we had $0 in cash.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended December 31, 2010 pursuant to Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

During the quarter ended December 31, 2010, the Company issued 18,065,500 shares of its common stock at its fair market value of $0.01 per share or $180,655 in cash. The sale of the shares of common stock was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

(a) Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: March 16, 2011	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer

	By:	/s/ Ronnie Adams
Ronnie Adams
Chief Financial Officer