Form 10-Q
period 2011-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2011-08-26
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

MEDICAL ALARM CONCEPTS HOLDING, INC.
 (Exact name of registrant as specified in its Charter)

NEVADA	333-153290	26-3534190
(State or other jurisdiction of	(Commission File No.)	(I.R.S. Employee Identification No.)
incorporation or organization)

200West Church Road, Suite B
King of Prussia, PA 19405
(Address of Principal Executive Offices)

(877) 639-2929
 (Registrant’s Telephone Number, Including Area Code)

5215-C Militia Hill Road, Plymouth Meeting, PA 19462
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of August 25, 2011: 373,174,121 shares of Common Stock.

MEDICAL ALARM CONCEPTS HOLDING, INC.

FORM 10-Q

March 31, 2011

ITEM 1. FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

Medical Alarm Concepts Holding, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$-
Restricted cash	-	35,150
Accounts receivable, net of allowance of $12,855 and $12,855, respectively	5,487	16,213
Inventory	22,165	71,322
Prepaid expenses	1,620	121,754
Total current assets	29,272	244,439

Property and equipment, net	17,527	21,464

Security deposit	850	2,160
Patent, net of accumulated amortization of $1,145,831 and $833,331	1,354,169	1,666,669

TOTAL ASSETS	$1,401,818	$1,934,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Derivative liability - warrants	$393,380	$1,489,055
Accounts payable	113,058	87,588
Bank overdraft	21,176	14,977
Deferred revenue	67,094	37,213
Due to officer	-	24,000
Due to affiliate	8,250	-
Common stock to be issued	15,000	-
Accrued expenses	31,139	12,177
Total current liabilities	649,097	1,665,010

Patent payable	2,500,000	2,500,000

Convertible notes payable - face amount	271,675	398,750
Less original issue and notes payable discount	(10,719)	(157,517)

TOTAL LIABILITIES	3,410,053	4,406,243

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock - at $0.0001 par value; 50,000,000 shares authorized, 550,000 issued and outstanding	55	55
Series B convertible preferred stock - at $0.0001 par value; 50,000,000 shares authorized, 9,950,000 and 34,700,000 issued and outstanding, respectively	995	3,470
Common stock - at $0.0001 par value; 800,000,000 shares authorized 327,612,868 and 201,590,744 issued and outstanding, respectively	32,761	20,159
Additional paid-in capital	5,212,540	4,119,522
Accumulated deficit	(7,254,586)	(6,614,717)
Total stockholders' deficit	(2,008,235)	(2,471,511)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,401,818	$1,934,732

See accompanying notes to the consolidated financial statements

Medical Alarm Concepts Holding, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended		Six Months Ended
	March 31,		March 31,		December 31,
	2011	2010	2011	2010	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$217,443	$228,428	$418,776	$561,257	$201,333	$332,829
Cost of sales	62,763	83,944	147,115	255,644	84,352	171,700

Gross Profit	154,680	144,484	271,661	305,613	116,981	161,129

Operating expenses
Advertising	64,353	415,714	596,137	580,602	531,784	164,888
Amortization	104,167	104,166	312,500	312,499	208,333	208,333
Compensation	404	935,474	52,470	1,061,025	52,066	1,025,551
Depreciation	1,312	1,312	3,937	3,937	2,625	2,625
General and administrative	80,684	123,982	174,492	365,956	93,808	241,974
Professional fees	30,088	(9,689)	138,165	137,661	108,077	101,350
Research and development	-	34,217	74,288	91,980	74,288	57,763
Travel and entertainment	13,734	15,499	42,503	60,611	28,769	45,112

Total operating expenses	294,742	1,620,675	1,394,492	2,614,271	1,099,750	1,847,596

Loss from operations	(140,062)	(1,476,191)	(1,122,831)	(2,308,658)	(982,769)	(1,686,467)

Other income (expenses)
Gain (loss) on derivative liabilities	131,557	17,863,928	697,429	(828,907)	565,872	(18,692,835)
Other expense	-	(90,000)	-	(101,349)	-	(11,349)
Interest expense	(71,151)	(171,980)	(214,467)	(500,308)	(143,316)	(328,328)

Total other income (expenses)	60,406	17,601,948	482,962	(1,430,564)	422,556	(19,032,512)

Income (loss) before income taxes	(79,656)	16,125,757	(639,869)	(3,739,222)	(560,213)	(20,718,979)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(79,656)	$16,125,757	$(639,869)	$(3,739,222)	$(560,213)	$(20,718,979)

Net income (loss) per common share - basic and diluted	$(0.00)	$0.14	$(0.00)	$(0.05)	$(0.00)	$(0.38)

Weighter average of common shares - basic and diluted	285,362,723	112,097,004	247,132,983	73,162,993	247,132,983	54,119,183

See accompanying notes to the consolidated financial statements

Medical Alarm Concepts Holding, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(639,869)	$(3,739,222)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	400,000	812,500
Amortization of deferred compensation	-	262,020
Derivative instrument	(697,429)	828,907
Depreciation	3,937	3,937
Amortization of patent	312,500	312,499
Amortization of original issue and notes payable discounts	137,738	387,808
Change in operating assests and liabilities:
Accounts receivable	10,726	(18,052)
Inventory	49,157	(93,968)
Prepaid expenses	120,134	59,644
Security deposit	1,310	-
Accounts payable	25,470	79,895
Bank overdraft	6,199	-
Deferred revenue	29,881	9,673
Due to affiliate	8,250	-
Common stock to be issued	15,000	-
Accrued expenses	18,962	77,500

Net Cash Used in Operating Activities	(198,034)	(1,016,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	35,150	24,850
Collection of subscription receivable	-	90,000
Proceeds from convertible notes	-	48,500
Sale of preferred stock	-	769,000
Due to officer	(24,000)
Sale of common stock, net of costs	186,884	39,000
Net Cash Provided by (Used In) Financing Activities	198,034	971,350

NET DECREASE IN CASH	-	(45,509)

CASH AT BEGINNING OF PERIOD	-	50,751

CASH AT END OF PERIOD	$-	$5,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$75,000	$-
CASH PAID FOR INCOME TAXES	$-	$-

See accompanying notes to the consolidated financial statements

MEDICAL ALARM CONCEPTS HOLDING, INC.

March 31, 2011 and 2010

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation – unaudited interim financial information

The accompanying interim consolidated financial statements for the nine months ended March 31, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full fiscal year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K filed with the SEC on November 10, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; allowance for doubtful accounts; inventory valuation and obsolescence; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment; revenue recognized or recognizable; sales returns and allowances; income tax provision and allowance for deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, bank overdraft, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable, approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011 and 2010.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in 2009 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the re-pricing/down-round provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

	As of March 31, 2011
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$393,380	—	—	$393,380	$393,380

Total Derivative Liabilities	$393,380	—	—	$393,380	$393,380

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of June 30, 2010	$1,489,055	$1,489,055
Total Gains or Losses (realized/unrealized) Included in Net Loss	(697,429)	(697,429)
Purchases, Issuances and Settlements	(398,246)	(398,246)
Transfers in and/or out of Level 3	—	—
Ending Balance at March 31, 2011	$393,380	$393,380

Fair value of non-financial assets or liabilities measured on a recurring basis

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management periodically reviews the recoverability of the capitalized property and equipment. Management takes into consideration estimates of projected cash flow that deal largely with forecasts of sales levels, gross margins, and operating costs.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal year end

The Company’s fiscal year ends on June 30.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

The Company determined that there was no inventory obsolescence as of March 31, 2011 or 2010.

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

Discount on debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the beneficial conversion feature as equity in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification.  The conversion feature and certain other features were not considered embedded derivative instruments at March 31, 2011.  The Company has also recorded the resulting discount on debt related to the warrants and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b.  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes 93,418,750 shares of common stock issuable under warrants, 550,000 shares of common stock issuable under the conversion feature of Preferred Series A shares, 9,950,000 shares of common stock issuable under the conversion feature of Preferred Series B shares and 30,844,304 shares of common stock issuable under the conversion feature of the convertible notes payable for the nine months ended March 31, 2011.  These potential dilutive shares of common stock were not included as they were anti-dilutive.

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

 Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 3 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,254,586 at March 31, 2011, and had loss from operations of $1,122,831 and net cash used in operating activities of $198,034 for the nine months then ended.

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

 The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at March 31, 2011 and June 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2011	June 30, 2010
Furniture and fixtures	7	$20,000	$20,000

Office equipment	5	11,964	11,964
		31,964	31,964
Less: accumulated depreciation		(14,437)	(10,500)
		$17,527	$21,464

Depreciation expense for the nine months ended March 31, 2011 and 2010 was $3,937 and $3,937, respectively.

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

 Patent, stated at cost, less accumulated amortization at March 31, 2011 and June 30, 2010, consisted of the following:

	Estimated Useful Life (Years)	March 31, 2011	June 30, 2010
Patent	6	$2,500,000	$2,500,000

Less: accumulated amortization		(1,145,831)	(833,331)

		$1,354,169	$1,666,669

Amortization expense for the nine months ended March 31, 2011 and 2010 was $312,500 and $312,499, respectively.

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

During the quarter ended September 30, 2010, certain note holders converted $40,375 of convertible notes for 4,037,500 shares of common stock at a conversion price of $0.01 per share

During the quarter ended March 31, 2011, certain note holders converted $36,700 of convertible notes for 4,993,196 shares of common stock at a conversion price of $0.00735 per share and $50,000 of convertible notes for 11,600,928 shares of common stock at a conversion price of $0.00431 per share, respectively.  The remaining balance of the convertible notes is $271,675 at March 31, 2011.

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

 Level 3 Valuation Techniques

 Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the notes and warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the notes and warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of March 31, 2011.  The warrants' primary assumptions include projected annual volatility of 140% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity.  The notes' primary assumptions include projected annual volatility of 140%, a 2011 financing triggering a conversion price reset, and holder conversion targets at 200% of the projected conversion price for the notes, decreasing as the notes approach maturity.  The fair value of the derivatives as of March 31, 2011 was estimated by management to be $393,380.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

NOTE 8 - DUE FROM OFFICERS

For the nine months ended March 31, 2011, the Company repaid the chief executive officer a net amount of $24,000.  As of March 31, 2011, the outstanding balance is $-0-.

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

For the period ended June 30, 2010, the Company issued 34,700,000 shares of the Series B Convertible Preferred Stock for $769,000 in cash.

For the period ended March 31, 2011, the Company, in response to anti-dilution clauses in agreements issued 14,375,000 preferred B shares to certain shareholders.

For the nine months ended March 31, 2011, certain shareholders converted 39,125,000 shares of Series B Convertible Stock for 39,125,000 shares of common stock.

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

During the quarter ended December 31, 2010, the Company sold 15,065,500 shares of its common stock at $0.01 per share for $150,655 in cash. During the quarter ended December 31, 2010, the Company issued 40,000,000 shares of its common stock at its fair market value of $0.01 per share or $400,000 for in services which run through January 2011. The unrecognized balance is included as deferred compensation in additional paid in capital.

During the quarter ended March 31, 2011, certain note holders converted $50,000 of convertible notes at a conversion price of $0.00431 per share for 11,600,928 shares of common stock.

On January 15, 2011, the Company entered into private placement agreements for $40,000 at $0.005 per unit. Each unit consisted of 1 common share and 1 three year warrant at an exercise price of $0.005 per share subject to adjustment (8,000,000 common shares and 8,000,000 warrants). The additional paid-in capital was reduced by $20,668 for the derivative liability.

For the quarter ended March 31, 2011, certain shareholders converted 2,750,000 shares of Series B Convertible Stock for 2,750,000 shares of common stock.

Warrants

Stock warrant activities for the period ended March 31, 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2010	65,545,000	$0.01
Granted	49,959,375	-
Exercised	14,085,625	-
Outstanding at March 31, 2011	101,418,875	$0.01

Level 3 financial liabilities consist of the warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company has valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings and volatility.  The primary assumptions include projected annual volatility of 210% and holder exercise targets at 200% of the projected exercise price for the warrants, decreasing as the warrants approach maturity.  The fair value of the derivatives as of March 31, 2011 and June 30, 2010 was estimated by management to be $393,380 and $1,489,055, respectively.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

 NOTE 11 - RELATED PARTY TRANSACTIONS

 The Company previously sublet its office space from an affiliate owned by its officers.  Total rent expense for the period ended March 31, 2011 was $7,500.  The related party also paid $750 in utilities for the period ended March 31, 2011.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of common stock

The Company issued 22,024,668 shares of common stock for the conversion of $68,750 of convertible notes at a share price of $0.0 0312 per share.

The Company converted 2,000,000 shares of Series B Convertible Stock for 2,000,000 shares of common stock.

 On April 4, 2011 the Company entered into a joint marketing agreement with YesDTC Holdings, Inc. As part of the marketing agreement and in exchange for the cancellation of certain reimbursements due, the Company agreed to issue YesDTC Holdings, Inc. 21,536,585 shares of common stock.

On June 1, 2011 the Company issued promissory notes to Sonoma Winton, LLC totaling $6,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. These notes were issued as a result of Sonoma Winton, LLC’s payments of certain debts owed by the Company.   As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 1,463,414 shares of common stock at $0.0041.

On June 8, 2011 the Company issued promissory notes to Biotech Development Group, LLC and totaling $15,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.  These notes were issued as a result of Biotech Development’s payment of certain debt owed by the Company.  As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 3,658,536 shares of common stock at $0.0041.

On June 8, 2011 the Company issued promissory notes to Emerging Growth Research, LLC totaling $845.00 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.  These notes were issued as a result of Emerging Growth Research’s payment of certain debts owed by the Company.  As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 206,097 shares of common stock at $0.0041.

On June 20, 2011 the Company issued promissory notes to Sonoma Winton, LLC totaling $2,827.70 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. These notes were issued as a result of Sonoma Winton, LLC’s payments of certain debts owed by the Company.   As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 689,682 shares of common stock at $0.0041.

On July 21, 2011 the Company issued promissory notes to BIOTECH Development Group, LLC and totaling $2,538.00 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.  These notes were issued as a result of Biotech Development’s payment of certain debts owed by the Company.  As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 619,024 shares of common stock at $0.0041.

On July 21, 2011 the Company issued promissory notes to BIOTECH Development Group, LLC and totaling $4,000.00 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.  These notes were issued as a result of Biotech Development’s payment of certain debts owed by the Company.  As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 975,609 shares of common stock at $0.0041.

On July 27, 2011 the Company issued promissory notes to Sonoma Winton, LLC totaling $3,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. These notes were issued as a result of Sonoma Winton, LLC’s payments of certain debts owed by the Company.   As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 731,707 shares of common stock at $0.0041.

On July 27, 2011 the Company issued promissory notes to Usa Pungmuang totaling $5,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.  As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 1,219,512 shares of common stock at $0.0041.

On August 1, 2011 the Company issued promissory notes to Biotech Development Group, LLC and totaling $73,500 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.  As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 17,926,829 shares of common stock at $0.0041.

On August 16, 2011 the Company issued promissory notes to Biotech Development Group, LLC and totaling $5,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.  As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 1,219,512 shares of common stock at $0.0041.

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

Results of Operations

For the nine months ended March 31, 2011, we had a gross profit in the amount of $271,661. Operating expenses for the nine months ended March 31, 2011 totaled $1,394,492, resulting in a net operating loss of $1,122,831.

Capital Resources and Liquidity

As of March 31, 2011, we had $0 in cash.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.  Howard Teicher, our Chief Executive Officer, and Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2011 pursuant to Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Teicher concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

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

During the quarter ended March 31, 2011, the Company issued 8,000,000 shares of its common stock at its fair market value of $0.005 per share or $40,000 in cash.  The sale of the shares of common stock was made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

Date: August 26, 2011	By:	/s/ Howard Teicher
Howard Teicher
Chief Executive Officer

	By:	/s/ Ronnie Adams
Ronnie Adams
Chief Financial Officer