Form 10-K
period 2011-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2013-08-15
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission file number: 333-153290

MEDICAL ALARM CONCEPTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-1280759
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
200 W. Church Road Suite B King of Prussia, PA 19406
(Address of principal executive offices)
(877) 639-2929
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:		Securities registered pursuant to Section 12(g) of the Act: (Title of Each Class)
None		Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,612,219.

The number of shares of registrant’s common stock outstanding as of June 30, 2011 was 373,174,121.

As of August 15, 2013, the registrant had 1,357,450,073 shares of common stock issued and outstanding, respectively.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2011

INDEX

Part I

Special Note Regarding Forward-Looking Statements

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

References herein to “we,” “us,” “our” or “the Company” refer to Medical Alarm Concepts Holding, Inc. and its subsidiaries.

ITEM 1.   Business

General

Medical Alarm Concepts Holding, Inc. (the “Company” or “Medical Alarm”) was formed in June 2008 and, on June 24, 2008, we acquired 100% of the membership interests in Medical Alarm Concepts, LLC, a Delaware limited liability corporation.

The Company's product is called the MediPendant®, which is a medical alarm, often referred to in the industry as a Personal Emergency Response System (PERS). Such systems are most often purchased by middle-age adults for their aging parents. While it is primarily a device for older people, there is also a market for those who are physically disabled, as well as anyone living alone. The MediPendant® device has significant feature and function advantages over other personal medical alarms in the marketplace today. Approximately 80% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. If the user of one of these older generation products is not within speaking or listening distance to the base station, the operator in the centralized emergency monitoring center might not hear the user.

The MediPendant® enables the wearer to simply speak and listen directly through the pendant in the event of an emergency. The MediPendant® is designed to be worn in the bath or shower and offers a 600-foot range so that the wearer can operate the unit from virtually anywhere within their home or on their property. The product is extremely durable, very reliable and offers an extremely long battery life.

The company's business model focuses on both sales of the MediPendant® and on the production of revenue via monthly charges paid by the customer for monitoring services.

Market Background

Living arrangements have changed greatly in the United States among older people and other potentially vulnerable segments of the population, including those with physical disabilities and/or medical conditions. During the 20th century, one of the most dramatic changes in the lives of the aging in the United States, was the rise of the number of elderly widows and widowers living at home alone. In 1910, for example, only 12% of widows age 65 or older lived alone. In 1970, this figure was 70% and today it is estimated to be impressively higher.

In the 21st century, this trend has gained momentum and become stronger than ever, with more of the elderly and medically at risk population living alone at present than at any other time in the past, especially with the rise of the aging Baby Boomer population. The Baby Boomers, those born between 1946 and 1964, started turning 65 years old in 2011, with the number of older people set to increase dramatically during the 2010 to 2030 time period. According to a 2009 analysis of U.S. Current Population Survey data, “between 2010 and 2030, the number of people age 65 and older is projected to grow by 31.7 million or 79.2%.” Thus, the older population in 2030 is projected to be twice as large as in 2000, growing from 35 million to 71.5 million, representing nearly 20% of the total U.S. population around the year 2030.

This social dynamic of a rising older population is true in both the United States as well as in many developed nations worldwide. Likewise, social change, technological advancements, and general lifestyle choices have promoted increased independence and the ability to live alone among other potentially vulnerable segments of the population such as those with physical disabilities or medical conditions. These groups can be especially susceptible to heath problems and concerns for their physical well being. Experts and even common sense agree that in order to help facilitate independence and safety, more help is needed to provide aging people and the medically at risk living alone, with a point of contact in case of emergency, or the benefit of support in a time of need. It was in response to this situation that the personal emergency response systems (“PERS”) industry emerged in the United States and developed the first personal medical alarm. The most obvious and common use for personal medical alarms is as a safeguard for the elderly and persons with certain medical conditions, in case of an age or health related incident that requires immediate attention, but in which the victim is unable to reach out for assistance via traditional means, including the ability to make a telephone call.

Effective personal emergency response systems with their emergency alert capabilities, are a key technology solution that can greatly help the vulnerable segment of the population live a more free and active life while maintaining the security of being able to access immediate assistance as needed. In fact, there has been a boom in the PERS market in recent years because of the growing aging population worldwide. According to Forrester Research, Inc., the PERS market in the United States was estimated to grow at double digit rates, from approximately $350 million in 2004 to $2 billion in 2012.

Today, however, while the PERS industry has been around for a long time, much of the technology within the industry has unfortunately remained stagnant. Many of the original PERS solutions are still designed today to provide alerts whereby a push of a button simply triggers a call center operator to respond by calling the device user at home, with two-way voice communication done through a centralized speaker box and not the actual device itself. Thus, traditional PERS solutions currently on the market offer communication between user and a call center only through a speaker box. This greatly inhibits the user’s freedom and limits their mobility to an area near the speaker box.

Medical Alarm Concepts™ has built upon traditional PERS technology to develop a revolutionary patented solution for direct two-way voice communication through its MediPendant® alarm device. In particular, the Company’s wearable alarm pendant enables users to manage the spontaneity of an emergency by responding anytime, anywhere through a two-way voice speakerphone pendant that connects to a monitored call center for direct communication, leaving users free to move in and around their home within an extended mobility range that exceeds that of other personal alarm offerings. Additionally, MediPendant®’s advanced technology allows for three-way calling between the operator, the user and the dispatched first responders and/or a friend and family member. No other available PERS system on the marketplace today offers the benefit of three-way voice conferencing directly through the pendant.

These attributes of the MediPendant® mark an important distinction relative to the competition and make the Company’s solution unique in the industry and highly desirable to end users who want to be able to move more broadly about their living quarters with increased freedom and comfort.

Market Opportunity

The healthcare industry is the largest industry in the world, with the home healthcare market in developed countries in particular growing rapidly, driven in part by aging baby boomers and a growing shift toward moving some types of healthcare away from the hospital and into the home.

These trends help make the home healthcare sector an increasingly attractive market for successful companies that offer effective solutions in the PERS industry space.

The most obvious and common use for personal medical alarms is as a safeguard for the elderly and persons with certain medical conditions, in case of an age or health related incident that requires immediate attention, but in which the victim is unable to reach out for assistance via traditional means, including the placement of a telephone call. While very few things can prevent falls by elderly persons or other unforeseen medical emergencies, medical alarms mitigate the potential harm done by initiating a timely response to such an incident.

In fact, there has been a boom in the PERS market in recent years because of the growing aging population worldwide and in the United States in particular. According to the U.S. Census Bureau, the number of people over 65 in the United States is set to jump from approximately 34 million today to approximately 74 million in 2025. By 2050, this number is projected to reach 86.7 million, with many of them living at home or in an alternative home-type environment. Worldwide, this figure number is expected to double from some 550 million people currently at age 65 years old to over 1.2 billion seniors by the time period around the year 2025.

Not surprisingly, experts in the health care industry expect many of these seniors will want to continue living independently at home for as long as possible. Likewise, more than any elderly generation of the past, this population is expected to be more technology-savvy as consumers of healthcare are very interested in playing an active role in personally managing their health and well-being. Importantly, they will likely look to technologies that help them gain access to medical care while being able to remain independent and outside a hospital environment.

Effective personal emergency response systems (PERS), with their emergency alert capabilities, are a key technology solution that can greatly help the vulnerable segment of the population live a more free and active life while maintaining the security of being able to access immediate assistance as needed. According to Forrester Research, Inc., the PERS market in the United States was estimated to grow at double digit rates, from approximately $350 million in 2004 to $2 billion in 2012.

According to statistics from some of the industry’s largest providers of traditional PERS solutions, customers of these emergency alert systems are typically individuals over the age of 75 years old who are predominantly female and live alone, with the actual buyers of PERS systems often being the end user’s children who purchase the medical alarms for their parents.

Regarding purchases of PERS solutions worldwide, the large majority of customers currently pay for their PERS products out-of-pocket, with government reimbursement for PERS items varying from country to country. In the United States, for example, 25% of PERS sales were government reimbursed in 2004, compared to 35% in Germany, just over 50% in France and nearly 100% in the United Kingdom. Furthermore, it is estimated government reimbursement for PERS will ramp up in a number of countries, further fuelling demand for these products after the year 2010.

Interestingly, as an approximation of the potential PERS market size in the United States, Lifeline Systems, Inc., the founder of the PERS industry in the U.S. almost 20 years ago, served 250,000 users in the United States and Canada around the time frame of 1992. Today, Philips Medical Systems’ recent acquisition of Lifeline Medical Alarm has positioned it as the largest provider of traditional PERS systems with over 700,000 monitored accounts, implying that the total market size of users is likely much larger.

Sales and Marketing

The company’s marketing efforts are focused in four main areas, 1) online marketing, 2) retail distribution, 3) wholesale distribution and 4) international markets.

Online Marketing - the Company markets the MediPendant® through its website at www.MediPendant.com. Due to the complex sales process for medical alarms, which often require several phone calls among the end user customer’s family members before a decision is reached, the MediPendant® website is mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives. The company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the website.

Retail Distribution - During December of 2012, the company announced its plans to promote the MediPendant® product utilizing an e-commerce marketing strategy program designed specifically for Costco Wholesale Corporation and its members. Costco began offering the MediPendant® to its customers via its website during the spring of 2012. Since that time, sales have met the company's expectations and several special marketing programs, including email, postal mail and in-store print distribution campaigns have been instituted in conjunction with this retailing partner. The company is currently in discussions with several other retail organizations for distribution of the MediPendant® product.

Wholesale Distribution - The Company currently has several relationships with wholesalers who resell the MediPendant® product in conjunction with their own monitoring services. The company believes its relationships with these strategic partners is good. The company is currently in discussions with several other wholesale distributors looking to sell the MediPendant® through their own independent channels.

International Markets – The Company also distributes its products in a wholesale manner to selected international markets. To date, the company has signed marketing relationships with partners in Denmark and Ireland, and is in the process of researching various avenues to distribute product in the People's Republic of China

Competition

The market for Personal Emergency Response Systems (PERS) is highly fragmented. Because the vast majority of the market participants are private corporations, only limited information about competitors is available.

The vast majority of competitors market first generation PERS systems that rely on a centralized base station for communication between the user and the monitoring center. The second largest of these market participants is believed to be Life Alert, which was founded in 1987. The largest participant is thought to be Philips Medical Systems, which several years ago purchased Lifeline Medical Alarms. Additionally, there are dozens of smaller organizations marketing PERS devices and monitoring services.

There is also a growing trend in the industry toward the sale of non-monitored PERS devices. Such products, upon activation by the user, connect the user NOT to a centralized private monitoring function, but to either an E-911 operator or to a family member or other person. These non-monitored PERS devices are typically for the consumer to purchase as a one-time purchase and do not require the payment of monthly monitoring fees.

ITEM 1A. Risk Factors

We operate in a market environment that is difficult to predict and involves significant risks and uncertainties, many of which are beyond our control. The following risk factors and other information included in this annual report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

(1)	Risks Related to Our Business

The report of the independent registered public accounting firm on our 2011 and 2010 financial statements contains a going concern qualification.

The report of the independent registered public accounting firm covering our financial statements for the years ended June 30, 2011 and 2010 stated that certain factors, including that we have a working capital and shareholder deficit, raise substantial doubt as to our ability to continue as a going concern.  Because our revenue production history is limited, we are dependent upon raising capital to continue our business.  If we are unable to raise capital, we may not be able to continue as a going concern.

Weakness in the economy has adversely affected and may continue to adversely affect our customers, which has resulted and may continue to result in decreased usage and advertising levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers have been and may continue to be adversely affected by the current weakness in the general economy. To the extent these customers have been adversely affected by the economic downturn and their usage of our services and/or our customer retention rates could fluctuate. This may result in decreased recurring revenues, which may adversely impact our revenues and profitability.

Our level of indebtedness could adversely affect our financial flexibility and our competitive position.

Our total indebtedness as of June 30, 2011 was $3,403,524. Our level of indebtedness could have significant effects on our business. For example, it could:

•	Make it more difficult for us to satisfy our obligations with respect to current notes outstanding and any other indebtedness we may occur in the future;
•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•	require us to dedicate a substantial portion of our cash flow to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital;
•	limit our flexibility in planning for, or reacting to, changes in our business and industry in which we compete;
•	restrict us from exploiting good business opportunities;
•	make it more difficult to satisfy our financial obligations;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

To service our debt and fund our other capital requirements, including the acquisition of inventory, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. To some extent, this is subject to general and regional economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our obligations.

Our inability to generate sufficient cash flows to satisfy our obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.

Our growth will depend on our ability to develop our brand, market our current MediPendant® product brands, and launch new products in the future, and these efforts may be costly.

We believe that continuing to strengthen our current brand and effectively launch a new version of the MediPendant® will be critical to achieving widespread acceptance of our services, and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to create and maintain loyalty among users. Product promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we fail to promote and maintain our brands, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brands, our business could be harmed.

If the security of our customers’ confidential information is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

We have agreements with third-parties related to certain functions of our business operation. These third-parties must protect our customers’ confidential information including credit card information where applicable.  Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity.  If security measures are breached because of third-party employee error or malfeasance, or if design flaws in its software are exposed and exploited, and, as a result, a hacker obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, our third-party support company may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, nearly every state has enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.   Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers.

We rely heavily on the revenue generated for monitoring services and this dependence is expected to continue.

A substantial portion of our revenues are generated via monthly monitoring services. This segment's success is therefore dependent on our ability to maintain a robust group of customers willing to pay for such services and is further dependent on our ability to procure contract monitoring center services at a price that will allow us to produce positive gross margins. If the demand for monitoring services decreases, and we are unable to replace lost revenues from decreasing usage or cancellation of monitoring services, our results and cash flow could be materially and adversely affected.

A system failure or security breach could delay or interrupt service to our customers or harm our reputation or subject us to significant liability.

Our operations are dependent on third-party monitoring centers being free from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber attacks or other events beyond our control. There can be no assurance that our existing and planned precautions will be adequate to prevent significant damage, system failure or loss of customers. Despite the implementation of security measures by our 3rd party vendors, our infrastructure may be vulnerable to system failures, computer viruses, cyber attacks, or other issues beyond our control. Currently a significant number of our customers authorize us to build their credit or debit cards directly for the purchase of MediPendant® and monthly monitoring services. Any system failure or security breaches that causes interruption to our ability to utilize credit or debit card systems, could adversely affect our results and our financial condition. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our services are dependent on a small number of monitoring centers and our inability to maintain agreements at attractive rates with such monitoring centers may negatively impact our business.

Our services substantially depend on the capacity, affordability, reliability and security of the monitoring centers in which we contract for services. There are a limited number of such monitoring centers. Any or all of our current monitoring centers could discontinue providing us with services at rates acceptable to us, or at all, and we may not be able to obtain adequate replacement, which would materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

The successful operation of our business depends on the supply of critical elements and marketing relationships from other companies.

We depend on 3rd parties for several critical elements of our business including equipment procurement, infrastructure, customer service, and selected marketing components. We rely on 3rd party providers for our Internet and other connections. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. To obtain customers, we rely on operators of leading search engines and websites. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology and could be costly.

Our success depends in part upon our proprietary technology. We rely on a combination of patents, trademarks, trade secrets, and copyrights to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. We have licensed patents and there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us.

In addition, effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

Companies in our segments have experienced litigation regarding intellectual property. Litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business. We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We may be subject to claims and legal proceedings that we have infringed the intellectual property rights of others. The ready availability of damages and royalties and the potential for injunctive relief has increased the costs associated with litigation and settlement of patent infringement claims. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims against us, whether or not meritorious, could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.

From time to time we may be subject to litigation or claims, including in the areas of patent infringement that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management's time and attention and negatively affect our business operations and financial condition.

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies.

For information regarding our competition, see the section entitled Competition contained in this Annual Report on Form 10-K. In addition, some of our competitors include major companies with much greater resources and significantly larger subscriber bases than we have. Some of these competitors may offer their services at lower prices than we do. These companies may be able to develop and expand their network infrastructures and capabilities more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both. If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, our revenue and growth rates could decline.

If we cannot manage our growth effectively and expand our technology, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If Medical Alarm Concepts is successful, we may incur rapid and substantial growth. Because of this rapid growth, we will need to expand our technology, add management by recruiting and employing experienced executives and key employees capable of providing the necessary support.  We cannot assure you that our management will be able to manage our growth effectively or successfully and expand our technology and capacity as needed. Our failure to meet these challenges could cause us to lose money.

Our business is highly dependent on our billing systems.

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our customers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. Any failures or errors in our billing systems or procedures could impair our ability to properly bill our current customers or attract and service new customers, and thereby could materially and adversely affect our business and financial results.

Future acquisitions could result in dilution, operating difficulties and other harmful consequences, and may require us to incur additional indebtedness.

We may acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. We cannot assure that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Acquisitions could divert attention from management and from other business concerns and could expose us to unforeseen liabilities or unfavorable accounting treatment. In addition, we may lose key employees while integrating any new companies, and we may have difficulties entering new markets where we have no or limited prior experience.

We may pay for some acquisitions by issuing additional common stock, which would dilute current stockholders, or incur debt, which may cause us to incur additional interest expense, leverage and debt service requirements. We may also use cash to make acquisitions, which may limit our availability of cash for other uses, such as interest payments, stock repurchases or dividends. We will be required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions, which may materially increase operating expenses if an impairment issue is identified.

Our success depends on our retention of our executive officers, senior management and our ability to hire and retain key personnel.

Our success depends on the skills, experience and performance of executive officers, senior management and other key personnel. The loss of the services of one or more of our executive officers, senior managers or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. Our future success also depends on our continuing ability to attract, integrate and retain highly qualified technical, sales and managerial personnel. Competition for these people is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

We are exposed to risk if we cannot maintain or adhere to our internal controls and procedures.

We have established and continue to maintain, assess and update our internal controls and procedures regarding our business operations and financial reporting. Our internal controls and procedures are designed to provide reasonable assurances regarding our business operations and financial reporting. However, because of the inherent limitations in this process, internal controls and procedures may not prevent or detect all errors as or misstatements. To the extent our internal controls are inadequate or not adhered to by our employees, our business, financial condition and operating results could be materially adversely affected.

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC. Any such action or restatement of prior-period financial results could harm our business or investors' confidence in the company, and could cause our stock price to fall.

We may be subject to legal liability associated with providing monitoring services.

We host and provide a variety of services and technology products in support of our MediPendant® product. As a result, we may be subject to certain associated liabilities. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

(2) Risks Related to our Industry

The industry in which we operate is undergoing rapid technological changes and we may not be able to keep up.

The industry in which we operate is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We are subject to a variety of new and existing laws and regulations, which could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

(3)	Risk Related to Our Common Stock

Our stock price may be volatile or may decline.

Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:

•	Assessments of the size of our subscriber base and our average revenue per subscriber, and comparisons of our results areas versus prior performance and that of our competitors;

•	Variations between our actual results and investor expectations;

•	Regulatory or competitive developments affecting our markets;

•	Investor perceptions of us and comparable public companies;

•	Conditions and trends in the communications, messaging and Internet-related industries;

•	Announcements of technological innovations and acquisitions;

•	Introduction of new services by us or our competitors;

•	Developments with respect to intellectual property rights;

•	Conditions and trends in the Internet and other technology industries;

•	Rumors, gossip or speculation published on public chat or bulletin boards;

•	General market conditions; and

•	Geopolitical events such as war, threat of war or terrorist actions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology and other companies, particularly communications and Internet companies. These broad market fluctuations have previously resulted in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Future sales of our common stock may negatively affect our stock price.

Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

Anti-takeover provisions could negatively impact our stockholders.

Provisions of Nevada law and of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us. These provisions could make it more difficult for a third-party to acquire us even if an acquisition might be in the best interest of our stockholders.

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Markets, which is not a liquid market.  There is currently only a limited public market for our common stock.  We cannot assure you that an active public market for our common stock will develop or be sustained in the future.  If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a mark willet price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.	Properties

Our business office is located at 200 West Church Road Suite B, King of Prussia, PA 19406. This office is leased. We believe the facilities we are now using are adequate and suitable for business requirements.

ITEM 3.	Legal Proceedings

(a) There are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

(b) On or about November 24, 2009, LogicMark LLC, a Virginia corporation (“LogicMark”), filed a lawsuit in U.S.  Federal Court for the Eastern District of Virginia against the Company, Medical Alarm Concepts LLC, and Mr. Nevin Jenkins, an individual residing in Florida.  The complaint essentially alleges that (a) the Company’s MediPendant® product infringes on several claims of a patent which LogicMark recently purchased from a bankrupt British company; (b) Mr. Jenkins, the inventor of the patents which the Company has acquired failed to include certain inventorship information in his patent application with the U.S. Patent and Trademark Office; and (c) the Company misrepresented in its advertising and marketing of the MediPendant® product that the Company was the first company to market a monitored Personal Emergency Response System product.  The Company has denied the claims asserted in the lawsuit and filed its own infringement claims against LogicMark.  The Company will vigorously defend against the LogicMark claims and believes the lawsuit will be successfully resolved.  The lawsuit has had no adverse impact on the Company’s business operations as it continues to manufacture and market its product and is distributing the MediPendant® to dealers and customers.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board system under the symbol “MDHI” since January 2, 2009.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. See Item 1A – “Risk Factors.”

The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

Fiscal Year 2011	High	Low
First Quarter	$0.022	$0.0083
Second Quarter	$0.015	$0.0067
Third Quarter	$0.012	$0.0036
Fourth Quarter	$0.0055	$0.0011

Fiscal Year 2010	High		Low
First Quarter	$	*	$	*
Second Quarter		$2.5		$1.05
Third Quarter		$0.055		$0.0185
Fourth Quarter		$0.02		$0.001

* Price Not available for Period

Holders

As of June 28, 2013, there were approximately 1,690 shareholders of record of our common shares.

Dividend Policy

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare, dividends on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto in Part II, Item 8 to this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations. Actual results and the timing of events may differ significantly from those projected in forward- looking statements due to a number of factors, including those set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Given these uncertainties, readers of this filing and investors are cautioned not to place undue reliance on such forward-looking statements.

Overview and Recent Events

Medical Alarm Concepts Holding, Inc. was organized in mid 2008. The operation was financed with a considerable amount of toxic convertible debt. This type of financing, along with several other issues, prevented the Company from realizing a robust growth rate for its first few years of operation. Since that time considerable management time has been spent and investor money utilized to turn the Company's operation around. As of the date of this filing, Medical Alarm Concepts is currently experiencing a robust growth rate, quality relationships with quality customers, a significantly improved balance sheet, and most importantly, the Company has now reached operational positive cash flow status.

The Company's product is called the MediPendant®, which is a personal emergency alarm that is mainly purchased by adults for their aging parents. While it is primarily a device for older people, there is also a market for those who are physically disabled, as well as for persons living alone. The MediPendant® device has significant feature and function advantages over other personal medical alarms in the marketplace today. Approximately 80% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. If the user of one of these older generation products is not within speaking or listening distance to the base station, the user may not be heard by the operator in the centralized emergency monitoring center.

The MediPendant® enables the wearer to simply speak and listen directly through the pendant in the event of an emergency. The MediPendant® is designed to be worn in the bath or shower and offers a 600-foot range so that the wearer can operate the unit from virtually anywhere within their home or on their property. Both the engineering design and quality control of the device have been outstanding. The product is extremely durable, very reliable and offers an extremely long battery life. Product manufacturing defects are almost nonexistent.

The MediPendant® has strong intellectual property patent protection. The patent protects a unique feature of the product, which is voice prompts that alert the user of the operational status of the device and that help is being summoned upon alarm activation.

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. This relationship with Costco is advantageous not only because of the retailer’s distribution reach, but also due to positive cash flow upon initial sale that is realized; a situation that is rarely achieved in the medical alarm space. Sales and shipments occur on a consistent basis. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations.  The MediPendant® has now received 21 product reviews on the retailer's website, 17 of which are "5 out of 5 Star" ratings.  The average rating is "4.5 Stars" out of 5 Stars.

The Company has also had successes internationally with new distribution agreements in Denmark and Ireland. Additionally, the Company is currently working on a distribution/joint venture with JTT-EMS, which is a company located just outside of Beijing, China. Medical Alarm Concepts is expecting steady growth from its international markets during 2013 and believes there are likely several other international contracts that will be consummated during the calendar year. The Company also distributes the MediPendant® through Internet marketing and through various outside call centers. Significant investment is planned to expand sales opportunities relative to these areas.

Medical Alarm Concepts has recently signed a supply and services contract with Coventry Health Care, Inc., which was recently acquired by Aetna Insurance (NYSE:ATA) a diversified and national company, which operates health plans, insurance companies, network rental and workers’ compensation services companies. Under the terms of the agreement, the Company will become the provider of personal medical alarms for Coventry Health Care and its Medicare/Medicaid programs. As part of this new contract, Coventry Health Care, Inc. will offer the Company’s MediPendant® product and monthly monitoring services directly to subscribers of selected healthcare programs provided by Coventry. Additionally, the Company’s MediPendant® product has been included in several large Medicare and Medicaid related contracts on which Coventry Health Care, Inc. is bidding. The Company is expecting this contract to generate significant growth in revenue and earnings. As a result of gaining the contract, the Company plans to significantly expand its business operations in the areas of financial management, research and development, and logistics.

The Company recently received an investment led by strategic partner, JTT-EMS LTD of Shijiazhuang, China.  Under the terms of the investment, JTT-EMS LTD purchased Common Stock in a private placement transaction and has indicated to the Company that it plans to hold these shares as a long-term investment.  The financing, including additional investments by current shareholders, will total up to approximately $330,000. There are no warrants or options associated with this investment. As more fully noted below, funds received will primarily be used to rebuild inventory levels to meet the growing demand and to pay professional fees associated with returning the Company to fully reporting status.

Management has been very successful in negotiating with debt holders for the cancellation of very significant portions of our debt. Since the beginning of 2012, approximately $56,251 of convertible debt has been cancelled. Recently, the holder of our short-term credit line cancelled $236,397 of the outstanding balance. Additionally, since beginning of 2012, approximately 200,000,000 toxic and highly dilutive warrants were also cancelled. No shares, warrants or options were granted in exchange for these cancellations.

Because trade payables have been paid down very substantially over the past few quarters, we are expecting our balance sheet to be very strong, nearly long-term debt free and with very manageable trade payable levels.

We believe upcoming balance sheets, on which we expect to be free of nearly all long-term debt and free of warrants, options and minimal outstanding preferred stock, will more accurately reflect the true value of our growing company.

The Company expects calendar year 2013 to be one of continued growth in both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. We believe the growth rate and the positive operating cash flow we are currently realizing is sustainable into 2014 and beyond.

Results of Operations

Net Sales

Net sales generated during the years ended June 30, 2011 and 2010 was $452,816 and $613,357, respectively; representing a 26% or $160,541 decrease, resulting from a change in strategic business direction toward more spread more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During fiscal 2011 and 2010, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during years ended June 30, 2011 and 2010 were $168,642 and $266,501, respectively, representing a 37% or $97,859 decrease. The decrease of cost of sales was mainly due to decrease of net sales, as the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during fiscal 2011 and 2010 was $284,174 and $346,856, representing an 18% or $62,682 decrease. The gross profit margin for 2011 and 2010 was 63% and 57%, respectively.

Selling Expenses

Selling expenses incurred during fiscal 2011 and 2010 was $318,413 and $711,569, respectively. The $393,156 was a 55% decrease compared to the previous period. During fiscal 2011, the Company began to shift its sales emphasis more toward consumer marketing, which contributed to the reduction in sales expenses.

General and Administrative

General and administrative expenses for fiscal 2011 and 2010 were $1,322,798 and $2,399,102 respectively; representing 45% or $1,076,304 decrease in general and administrative expense mainly due to the decrease of salary. During fiscal 2011, the Company was able to reduce its staffing due an increased focus on consumer marketing and a decreased emphasis on channel marketing.

Derivative Instrument

Changes in fair value of derivative instrument generated $1,996,861 income and $1,206,196 expenses during fiscal 2011 and 2010, respectively. This was due to a lower value of the derivative liability due to a decrease in the market value of the Company’s common stock.

Interest Expense

Interest expense for fiscal 2011 and 2010 were $1,047,360 and $692,368, respectively. The $354,992 or 51% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes and interest expense recorded on the excess of derivative liability over the amount of the convertible debt.

Net Loss

Net loss incurred during fiscal 2011 and 2010 were $407,536 and $4,662,379, respectively for the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, we had $22 and $0 in cash, respectively.

During fiscal 2011 and 2010, operating activities used net cash of $278,456 and $1,206,101, respectively. Main reasons for the $927,645 or 77% decrease in net cash used in operating activities were outlined below:

1.	Net loss incurred during fiscal 2011 decreased $4,254,843 or 91%, comparing with fiscal 2010;
2.	During 2011, the Company issued 61,536,585 shares of common stock as compensation to service providers, which were valued at $488,300; comparably, during 2010, the Company issued 57,250,000 shares of common stocks to service providers, worthy of $1,066,500;
3.	Changes in fair value of derivative instrument during 2011 generated non-cash income of $1,966,861; however, during 2010, such changes incurred non-cash expense of $1,206,196;
4.	Non-cash interest expense during 2011 and 2010 was $897,359 and $450,682, respectively;

During fiscal 2011and 2010, financing activities generated net cash inflow of $278,478 and $1,155,350, respectively. Main reasons for the $876,872 or 76% decrease in net cash provided in financing activities were outlined below:

1.	During 2010, the Company collected $90,000 subscription receivable; there was no similar transaction during 2011;
2.	During 2010, the Company borrowed $24,000 from its officers; and repaid the same amount in 2011;
3.	During 2010, sales of preferred stocks generated net cash of $769,000; the Company did not sale any preferred stocks during 2011;

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

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 8.	Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2011 and 2010 begins on page F-1 of this annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 8, 2013, Medical Alarm Concepts Holding, Inc. (the “Company”) dismissed Li and Company, PC as the Company's independent registered public accounting firm. The decision to change accountants was approved by the Company's Board of Directors on April 8, 2013.

Li and Company, PC has been the Company’s independent registered public accounting firm since July 8, 2008. The report of Li and Company, PC on the Company’s financial statements for the fiscal year ended June 30, 2010 was modified to include an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern, but did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal year ended June 30, 2010 and through the date of this Current Report, there were: (i) no disagreements between the Company and Li and Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Li and Company, PC would have caused it to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective April 8, 2013, the Company engaged Paritz & Company, P.A. as its new independent registered public accounting firm. The decision to engage Paritz & Company, P.A. was approved by the Board of Directors on April 8, 2013.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2010 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address our ineffective disclosure controls and procedures:

●	We will continue to educate our management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and ·
●	We will increase management oversight of accounting and reporting functions in the future.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2011 that our internal controls over financial reporting were ineffective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors and their respective ages as of June 30, 2012 are as follows:

Name	Age	Position
Ronnie Adams	63	Chief Executive Officer, President, and Chairman of the Board of Directors
Allen Polsky	67	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Ronnie Adams

Ronnie Adams serves as our CEO, President, Chief Financial Officer, and Director. He has also served as President and Chief Financial Officer of a NASDAQ company that he started from inception and grew to over $60 million. Mr. Adams was the recipient of the prestigious Entrepreneur of the Year Award in 1996, sponsored by Dow Jones, NASDAQ, and Ernst & Young.

Allen Polsky

Allen Polsky has 30 years of experience in the security and life safety industry and currently serves as Medical Alarm Concepts’ Vice President of Strategic Alliances. Prior to joining MAC, he was a Senior Security consultant for JM resources, a structured wiring company. He is also a co-founder of Connective Home, one of the nation’s top 30 home integration companies.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports. The Company’s annual report on Form 10-Q for quarterly period ended March 31, 2011 was filed with the SEC on August 26, 2011, all other required filings were not made on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations.  We will provide any person a copy of the Code, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Mr. Ronnie Adams at the Company’s mailing address.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement filed with the SEC.

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of two members: Ronnie Adams and Allen Polsky. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have an audit committee. We intend, however, to establish an audit committee of the board of directors as soon as practical. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Currently such functions are performed by our Board of Directors.

The Board has determined that at least one person on the Board, Mr. Ronnie Adams, qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Neither Mr. Adams nor Mr. Polsky meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

Board meetings and committees; annual meeting attendance.

During fiscal year 2011, the Board of Directors had one meeting in total. All members of the Board of Directors attended the meetings. All members of the Board of Directors are required to attend the annual meetings of securities holders. On December 18, 2012, all members of the Board of Directors attended the meeting of the Board of Directors.

ITEM 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2011 and 2010 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2011 and 2010 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

 Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Howard Teicher	2011	$29,167	Nil	Nil	Nil	Nil	Nil	$7,265	$36,432
Former CEO and Chairman	2010	$44,372	Nil	$290,000	Nil	Nil	Nil	$9,288	$343,660
Ronnie Adams CEO	2011	$22,731	Nil	Nil	Nil	Nil	Nil	$5,050	$27,780
and Chairman	2010	39,779	Nil	290,000	Nil	Nil	Nil	$7,925	$337,704

(1)	Mr. Teicher’s other compensation in 2011 consisted of $7,265 for a car allowance. Mr. Teicher’s other compensation in 2010 consisted of $7,128 for a car allowance and $2,160 in automobile insurance.

(2)	Mr. Adams’ other compensation in 2011 consisted of $5,050 for a car allowance. Mr. Adams’ other compensation in 2010 consisted of $7,925 for a car allowance.

Option Grants.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during period ending June 30, 2011 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards.

There were no awards made to the named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No compensation was paid to, or accrued to, directors in such capacity, in the fiscal year ended June 30, 2010, except for 14,500,000 shares of common stock issued to each Messrs. Teicher and Adams.

Employment Agreements

We do not have any employment agreements in place with our executive officers and directors..

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 30, 2011 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 1,353,300,073 shares of our common stock outstanding as of August 9, 2013. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Ronald Adams 200 West Church Road, Suite B King of Prussia, PA 19406	14,500,000	1.07%
Common Stock	Alan Polsky 200 West Church Road, Suite B King of Prussia, PA 19406	7,550,000	0.56%
Common Stock	All officers and directors as a group (2 persons)	22,050,000	1.63%

Change in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

On June 24, 2008, we issued 30,000,000 founder shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.

ITEM 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2011 and 2010.

Audit Fees

For the Company’s fiscal years ended June 30, 2011 and 2010, we were billed approximately $12,500 and $13,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit-Related Fees

There were no fees for audit related services for the years ended June 30, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended June 30, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning..

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2011. All of the services provided and fees charged by our independent registered accounting firms in 2011 were approved by the board of directors.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference in Document
3.1	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State	Filed as Exhibit 3.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2013

MEDICAL ALARM CONCEPTS HOLDING, INC.

By:	/s/ Ronnie Adams
Ronnie Adams Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

By:	/s/ Allen Polsky
Allen Polsky Director

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronnie Adams	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	August 15, 2013
Ronnie Adams

/s/ Allen Polsky	Director	August 15, 2013
Allen Polsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Medical Alarm Concepts Holding, Inc.

We have audited the accompanying consolidated balance sheet of Medical Alarm Concepts Holding, Inc (the “Company”) as of June 30, 2011 and the related consolidated statement of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Alarm Holdings, Inc. as of June 30, 2011 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company has negative working capital of $666,222, did not generate cash from its operations, had stockholders’ deficit of $2,025,041 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
August 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medical Alarm Concepts Holding, Inc.

Plymouth Meeting, Pennsylvania

We have audited the accompanying consolidated balance sheets of Medical Alarm Concepts Holding, Inc. (the “Company”) as of June 30, 2010 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li & Company, PC

Skillman, New Jersey

November 10, 2010

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2011	2010

Current assets
Cash	$22	$-
Restricted cash	-	35,150
Accounts receivable,net	5,240	16,213
Inventory	22,462	71,322
Prepaid expenses	-	121,754
Total current assets	27,724	244,439
Non-current assets
Property and equipment, net	16,215	21,464
Security deposit	-	2,160
Intangible assets, net	1,334,544	1,666,669
Total non-current assets	1,350,759	1,690,293

Total assets	$1,378,483	$1,934,732

Current liabilities
Derivative liability	322,831	1,489,055
Accounts payable	187,233	87,588
Bank overdraft	817	14,977
Deferred revenue	69,529	37,213
Due to officer	-	24,000
Accrued expenses and other current assets	113,536	12,177
Total current liabilities	693,946	1,665,010

Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	209,578	241,233
Total non-current liabilities	2,709,578	2,741,233

Total liabilities	3,403,524	4,406,243

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of June 30, 2011 and 2010, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 and 34,700,000 shares issued and outstanding as of June 30, 2011 and 2010, respectively	795	3,470
Common stock: $0.0001 par value; 800,000,000 shares authorized 373,174,121 and 201,590,744 shares issued and outstanding on June 30, 2011 and 2010, respectively	37,317	20,159
Additional paid-in capital	4,959,045	4,119,522
Accumulated deficit	(7,022,253)	(6,614,717)

Total Stockholders’ Deficit	(2,025,041)	(2,471,511)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,378,483	$1,934,732

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Fiscal Year Ended June 30,
	2011	2010

Revenue	$452,816	$613,357
Cost of Sales	168,642	266,501
Gross profit	284,174	346,856

Operating expenses
Selling expense	318,413	711,569
General and administrative	1,322,798	2,399,102
Total operating expenses	1,641,211	3,110,671
Loss from operations	(1,357,037)	(2,763,815)

Other (income) expense
Derivative instrument	(1,996,861)	1,206,196
Interest expense	1,047,360	692,368
Other (income) expense, net	(949,501)	1,898,564

Loss before income taxes	(407,536)	(4,662,379)

Income tax provision	-	-
Net loss	$(407,536)	$(4,662,379)
Net loss per common share – basic and diluted	$(0.001)	$(0.05)
Weighted average number of common shares – basic and diluted	296,103,557	90,975,644

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Deferred	Deficit	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Accumulated	Equity (Deficit)
Balance at June 30, 2009	30,000,000	3,000	-	-	45,259,400	4,526	1,255,109	-	(1,813,593)	(550,958)
The cumulative adjustment from the warrants derivative liability at January 1, 2009 upon adoption of FASB ASC 815-40-15 (formerly "EITF 07-5")	-	-	-	-	-	-	(417,800)	-	(138,745)	(556,545)
Preferred B stock issued for cash at $0.02 per share, net of costs	-	-	38,450,000	3,845	-	-	782,655	-	-	786,500
Conversion of Preferred B to common stock	-	-	(3,750,000)	(375)	3,750,000	375	-	-	-	-
Convertible notes and warrants converted to common stock	-	-	-	-	36,922,186	3,693	388,037	-	-	391,730
Conversion of Preferred A to common stock	(29,450,000)	(2,945)			29,450,000	2,945		-	-	-
Common stock issued for services at $0.25 per share	-	-	-	-	50,000	5	12,495	-	-	12,500
Common stock issued for services at $0.02 per share	-	-	-	-	3,200,000	320	63,680	-	-	64,000
Common stock issued for services at $0.01 per share	-	-	-	-	9,000,000	900	89,100	-	-	90,000
Common stock issued at $0.02 per share for compensation	-	-	-	-	45,000,000	4,500	895,500	-	-	900,000
Issuance of common stock for cash	-	-	-	-	19,450,000	1,945	113,262	-	-	115,207
Stock issuance for cashless warrant exercise	-	-	-	-	9,509,158	950	615,580	-	-	616,530
Derivative liability	-	-	-	-	-	-	-	-	-	-
Warrants issued for future services	-	-	-	-	-	-	321,904	(321,904)	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	321,904	-	321,904
Net loss	-	-	-	-	-	-	-	-	(4,662,379)	(4,662,379)
Balance at June 30, 2010	550,000	$55	34,700,000	$3,470	201,590,744	$20,159	$4,119,522	$-	$(6,614,717)	$(2,471,511)
Conversion of Series B Preferred Stock to Common Stock	-	-	(38,375,000)	(3,838)	38,375,000	3,838	-	-	-	-
Issuance of Series B Convertible Stock as ratchet shares			11,625,000	1,163	-	-	(1,163)	-	-	-
Issuance of Common Stock for cash	-	-	-	-	15,265,500	1,526	151,129	-	-	152,655
Conversion of convertible notes to Common Stock	-	-	-	-	42,656,292	4,265	174,557	-	-	178,822
Common Stock issued in private placement	-	-	-	-	11,000,000	1,100	33,129	-	-	34,229
Issuance of common stock for services	-	-	-	-	61,536,585	6,154	482,146	-	-	488,300
Rachet shares of raising money at 0.01	-	-	-	-	2,750,000	275	(275)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(407,536)	(407,536)
Balance at June 30, 2011	550,000	$55	7,950,000	$795	373,174,121	$37,317	$4,959,045	$-	$(7,022,253)	$(2,025,041)

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(407,536)	$(4,662,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	488,300	1,066,500
Amortization of deferred compensation	-	321,904
Derivative instrument	(1,996,861)	1,206,196
Amortization of patent	332,126	416,666
Non-cash interest expense	897,359	450,682
Depreciation	5,250	5,250
Change in operating assets and liabilities
Accounts receivable	10,973	(16,213)
Inventory	48,860	(71,322)
Prepaid expenses	121,754	59,644
Security deposit	2,159	-
Accounts payable	99,646	(7,381)
Bank overdraft	(14,161)	14,977
Accrued expenses	101,359	(323)
Deferred revenue	32,316	9,698
Net Cash Used in Operating Activities	(278,456)	(1,206,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	35,150	24,850
Collection of subscription receivable	-	90,000
Proceeds from convertible notes	44,673	48,500
Due to officer	(24,000)	24,000
Sale of preferred stock	-	769,000
Sale of common stock, net of offering costs	222,655	199,000
Net Cash Provided By Financing Activities	278,478	1,155,350

NET INCREASE (DECREASE) IN CASH	22	(50,751)

CASH AT BEGINNING OF YEAR	-	50,751

CASH AT END OF YEAR	$22	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$100,000	$-

CASH PAID FOR INCOME TAXES	$-	$-

CONVERTIBLE NOTES CONVERTED TO COMMON STOCK	$195,826	$330,550

DEBT DISCOUNT FROM DERIVATIVE LIABILITY	$44,673	$-

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONCOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances among the Company and its subsidiary are eliminated upon consolidation.

Certain amounts included in June 30, 2010 financial statements have been reclassified to conform to the June 30, 2011 financial statements presentation.

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.  We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.  Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of June 30, 2011 and 2010.

Property and equipment

Property and equipment includes furniture and fixtures and office equipment which are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture and fixtures and office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over their estimated useful life of seven (7) and five (5) years, respectively. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Patent

The Company has adopted the guidelines as set out in section 330-30-35-6 of the FASB Accounting Standards Codification for patent costs. Under the requirements as set out, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 and effective July 30, 2008, over their estimated useful life. From July 30, 2008 to March 31, 2011, the patent costs was amortized over the period of six years. The company changed the estimated useful life of patent from six years to twenty years. From April 1, 2011, the unamortized balance of patent costs will be amortized over the remaining period of useful life. The costs of defending and maintaining patents are expensed as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2011 and 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, stock subscription receivable, prepaid expenses, accounts payable, bank overdraft, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and 2010.

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, are the only financial liability measured at fair value on a recurring basis

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-based compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. These potential shares of common stock were not included as they were anti-dilutive.

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

Recently Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Trouble Debt Restructuring. Under the amendments of this ASU, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulties. The amendments also clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Under the amendments of this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $666,222, did not generate cash from its operations, had stockholders’ deficit of $2,025,041 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2011 and 2010 consisted of the following:

	June 30,2011	June 30, 2010
Furniture and fixtures	$20,000	$20,000
Office equipment	11,965	11,964
Less: accumulated depreciation	(15,750)	(10,500)
	$16,215	$21,464

NOTE 5 PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On June 25, 2013, this due date was extended to September 30, 2013.

The patent is being amortized over its estimated useful life. During the year ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $332,125 and $416,666 for the year ended June 30, 2011 and 2010 respectively.

Patent, stated at cost, less accumulated amortization at June 30, 2011 and 2010, consisted of the following:

	June 30,2011	June 30, 2010
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,165,456)	(833,331)
	$1,334,544	$1,666,669

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On July 15, 2009, the Company sold convertible promissory notes in the aggregate principal amount of $53,350. The aggregate gross proceeds of the sales were $48,500. The notes do not bear interest, but instead were issued at an original issue discount of $4,850. The notes are due and payable August 15, 2010. The notes can convert into shares of the Company’s common stock, par value $0.0001, at $0.02 per share. On June 21, 2010, the notes were converted into 2,667,500 shares of common stock at $0.01 per share.

On December 21, 2010, the Company sold a convertible promissory note to Emerging Growth in the aggregate principal amount of $15,000. The aggregate gross proceeds of the notes were $15,000. The notes bear interest of 8% per annum. The notes mature on December 21, 2014. The notes can be converted into shares of the Company’s common stock, par value $0.0001, at the conversion price of the less of (1) $0.0041 per share or (2) 25% discount of the average three lowest daily trades in the previous five trading days. The Company also issued 3,658,537 warrants to purchase the Company’s common stock at the exercise price of $0.0041 per share.

On May 9, 2011, the Company sold a convertible promissory note to an individual investor in the aggregate principal amount of $5,000. The aggregate gross proceeds of the notes were $5,000. The notes bear interest of 8% per annum. The notes mature on May 9, 2013. The notes can be converted into shares of the Company’s common stock, par value $0.0001, at the conversion price of the less of (1) $0.0041 per share or (2) 25% discount of the average three lowest daily trades in the previous five trading days. The Company also issued 1,219,512 warrants to purchase the Company’s common stock at the exercise price of $0.0041 per share.

On June 1, 2011 and June 20, 2011, the Company sold two convertible promissory notes to Sonoma Winton in the aggregate principal amount of $8,828. The notes bear interest at 8% per annum. The notes mature on the second anniversary of the issuance date. The notes can be converted into shares of the Company’s common stock, par value $0.0001, at the conversion price of the less of (1) $0.0041 per share or (2) 25% discount of the average three lowest daily trades in the previous five trading days. The Company also issued 2,153,096 shares of warrants to purchase the Company’s common stock at the exercise price of $0.0041 per share.

On June 8, 2011, the Company sold a convertible promissory note to Bio-tech Development in the aggregate principal amount of $15,000. The notes bear interest of 8% per annum. The note matures on June 8, 2013. The note can be converted into shares of the Company’s common stock, par value $0.0001, at the conversion price of the less of (1) $0.0041 per share or (2) 25% discount of the average three lowest daily trades in the previous five trading days. The Company also issued 3,658,536 warrants to purchase the Company’s common stock at the exercise price of $0.0041 per share.

On June 8, 2011, the Company sold a convertible promissory note to Emerging Growth in the aggregate principal amount of $845. The aggregate gross proceeds of the note were $845. The note bears interest of 8% per annum. The note matures on June 8, 2013. The note can be converted into shares of the Company’s common stock, par value $0.0001, at the conversion price of the less of (1) $0.0041 per share or (2) 25% discount of the average three lowest daily trades in the previous five trading days. The Company also issued 206,097 warrants to purchase the Company’s common stock at the exercise price of $0.0041 per share.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2010	$398,750
Convertible notes issued	44,673
Convertible notes converted	(195,825)
Total	247,598
Less: debt discount	(38,020)
Balance at June 30, 2011	$209,578

NOTE 7 – PREFERRED STOCK

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

During the fiscal year ended June 30, 2010, certain shareholders’ converted 29,450,000 shares of the Series A Convertible Preferred Stock for 29,450,000 shares of common stock. As of June 30, 2011 and 2010, the Company has Series A preferred stock of 550,000 shares issued and outstanding respectively.

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

For the year ended June 30, 2010, the Company issued 38,450,000 shares of the Series B Convertible Preferred Stock for $769,000 in cash and 3,750,000 was converted to common stock subsequently.

During the year ended June 30, 2011, 38,375,000 shares of Series B preferred stock has been converted into 38,375,000 shares of common stock. The Company also issued 11,625,000 shares of Series B preferred stock as ratchet shares.

NOTE 8 - COMMON STOCK

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

During fiscal 2011, the 38,375,000 shares of Series B preferred stock were converted into 38,375,000 shares of common stock.

During the year ended June 30, 2011, 42,656,292 shares of common stocks were issued resulting from conversion of $195,826 of convertible notes, which includes the effect of the derivative liability of the embedded conversion features.

During the year ended June 30 2011, the Company issued 26,265,500 shares of common stocks with warrants and raised $222,655. $35,771 of the proceeds was allocated to the warrants and recorded as a derivative liability.

During the year ended June 30, 2011, the Company issued 61,536,585 shares of common stocks to three service providers as compensation of $488,300 to their services of consulting campaign, research and development and marking. The 40,000,000 shares issued in October 2010 were valued at $0.01 per share. 21,536,535 shares issued in April 2011 were valued at $0.0041 per share.

NOTE – 9 Warrants

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

During 2011, the Company issued warrants to purchase total amount of 60,855,152 shares of our common stock together with convertible notes sold to various investors and additional warrants issued due to price adjustment. The weighted average exercise price of warrants issued during 2011 was $0.0083 per share.

Stock warrant activities for the fiscal year ended June 30, 2011 and 2010 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2009	68,411,875	$0.02
Granted	18,501,875	0.01
Exercised	(35,454,375)	0.02
Outstanding at June 30, 2010	51,459,375	0.02
Granted	60,855,152	0.0083
Exercised	-	-
Outstanding at June 30, 2011	112,314,527	$0.0091

NOTE 10 - DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40-25 to the Warrants to purchase common stock issued with the the Convertible Notes and service agreements. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

The Company accounted for the issuance of the convertible debentures in accordance with ASC 815” Derivatives and Hedging.” The debentures are convertible into an indeterminate number of shares for which the Company cannot determine if it has sufficient authorized shares to settle the transaction with.  Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option.  When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended June 30, 2011 and 2010, the Company recorded $783,021 and $692,368, respectively of interest expense relating to the excess fair value of the conversion option over the face value of the debentures.

NOTE 11 – INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2011 and 2010 to the Company’s effective tax rate is as follows:

	Year ended June 30,
	2011	2010
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Year ended June 30,
	2011	2010
Federal:
Current	$-	$-
Deferred	(138,562)	(1,585,209)
State and local:
Current	-	-
Deferred	(40,713)	(465,772)
Change in valuation allowance	179,275	2,050,981
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2011 and 2010 are as follows:

	Year ended June 30,
	2011	2010
Net operating losses carried forward	$3,089,089	$2,909,814
Less: valuation allowance	(3,089,089)	(2,909,814)
Deferred tax assets	$-	$-

As of June 30, 2011 and 2010, the Company had approximately $7,022,253 and $6,614,717 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. federal and states of Pennsylvania tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2008.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company subleases its office space from an affiliate owned by its officers. Total rent expense for the fiscal year ended June 30, 2010 was $14,000 and the related party paid an additional $16,000 in rent for the fiscal year ended June 30, 2010. The related party also paid $5,800 for telephone and utilities for the fiscal year ended June 30, 2010.

NOTE 13 - CONCENTRATION AND CREDIT RISK

During the fiscal year ended June 30, 2011, one customer accounted for approximately $163,000 of the total sales or approximately 34% of the Company’s revenue.

During the fiscal year ended June 30, 2010, one customer accounted for $425,000 of the total sales or approximately 68% of the Company’s revenue.

A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 14 – SUBSEQUENT EVENT

July 15, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $4,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0014, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 2,857,143 shares of common stock at $0.0014.

July 21, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $4,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 975,609 shares of common stock at $0.0041.

July 27, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $5,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 1,219,512 shares of common stock at $0.0041.

July 27, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $3,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 731,707 shares of common stock at $0.0041.

August 1, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $73,500 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 17,926,829 shares of common stock at $0.0041.

August 2, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $2,958 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 619,024 shares of common stock at $0.0041.

August 16, 2011 the Company issued promissory notes to an accredited investor totaling a cash investment of $5,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 1,219,512 shares of common stock at $0.0041.

August 29, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $3,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 731,707 shares of common stock at $0.0041.

September 2, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $5,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 1,219,512 shares of common stock at $0.0041.

September 7, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $12,500 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 3,048,780 shares of common stock at $0.0041.

September 16, 2011 - The Company issued promissory notes to an accredited investor totaling a cash investment of $85,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0002, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 20,731,707 shares of common stock at $0.0041. As additional consideration for the investment, on September 16, 2011 the Company entered into an agreement with the holders (“Noteholders”) of the Secured Convertible Promissory Notes (“Notes”) and the associated Class A Common Stock Purchase Warrants (“Warrants”) dated approximately March 2009, June 2011, July 2011 and August 2011 to modify certain terms of these Notes and Warrants. The Noteholder and the Company have each separately determined that it is in the parties’ collective best interests to amend the Subscription Agreement and the Warrants pursuant to the terms of amendment document. The noteholders have agreed to invest additional funds into the Company to be used for general working capital purposes, inventory procurement, media purchasing, research and development, and other corporate purposes. Noteholder has agreed to invest additional funds into MDHI in the form of additional convertible promissory notes and/or common shares in order to prevent the Company from moving into insolvency and to fund working capital requirements, purchase inventory, and to fund general corporate functions. Under the terms of the agreement the maturity date of the warrants is extended to five years from the date hereof and the maturity date of the notes extended for two years from the date hereof. As further consideration of the substantial investment, the Fixed Conversion Price of the Notes and the Exercise Price of the Warrants shall adjust to two one hundredths of one cent ($0.0002). Additionally, The Noteholder agrees to waive any provision that would prohibit the Company from filing a registration statement with respect to any shares issued to accredited investors subsequent to the date hereof.

On September 19, 2011 the Company entered into an agreement with its management team. The agreement outlines the management team’s position and duties, compensation and methodology for calculation, procedures for termination of the agreement for “Cause”, and noncompetition agreement. Under the terms of the agreement, The Management Team will be issued restricted common shares equal to 27% of Employers outstanding common stock, and which includes stock previously issued by the Company. The Company's Board of Directors will vote at a later date regarding the allocation of these shares amongst the management team members. The Management Team’s 27% common stock ownership shall be protected through anti-dilution provisions. If the Company issues additional shares through financings or for any other reasons, additional common stock will be issued to the Management Team to maintain their original 27% common stock ownership, less any shares previously sold.

September 21, 2011 - The Company issued promissory notes to an accredited investor a cash investment of $8,000 for the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the him lesser of the fixed conversion price of $0.0018, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 4,444,444 shares of common stock at $0.0018.

September 26, 2011 - The Company issued promissory notes to an accredited investor for a cash investment of $11,250 into the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0018, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 6,250,000 shares of common stock at $0.0018.

October 6, 2011 – 18,600,000 common shares issued for conversion of $3,720 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

October 6, 2011 - 13,600,000 shares of restricted common stock were issued to a consultant, Paul Hepler, for services rendered. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction and are restricted from sale for a period of one year from the date of issue. The shares were valued at fair market value. The cost will be amortized over the service period of one year.

October 6, 2011 - 2,600,000 shares of restricted common stock were issued to a consultant, Thomas Shea, for services rendered. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction and are restricted from sale for a period of one year from the date of issue. The shares were valued at fair market value. The cost will be amortized over the service period of one year.

November 10, 2011 - the Company began a series of withdrawals against its credit line provided by an accredited investor. Monies drawn against the $750,000 balance carry an 8% annualized simple interest and are due December 31, 2014. A total of $632,793.78 has been drawn against this credit line.

January 12, 2012 – 20,000,000 common shares issued for conversion of $4,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

February 13, 2012 – 20,000,000 common shares issued for conversion of $4,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 9, 2012 - The Company determined that it would not be in the best interest of common shareholders to complete its proposed merger with Texas-based, First Fitness Nutrition. This decision was based mainly to the excessive amount of common shareholder dilution that would occur if the merger closed. Under the terms of the non-binding memorandum of understanding signed between the Companies on November 9, 2011, the Company supplied FirstFitness Nutrition with a $140,000 capital infusion in the form of a 12-month 10% interest-bearing note due on January 4, 2013. In the event of default, the loan shall bear interest on each day at the rate of 20% per annum. Borrower agrees that all property of Borrower which may hereafter be deposited with or come into the possession of Lender shall be applicable to secure the payment of the Loan, and for this purpose Lender is hereby given a lien on and a security interest in all property of Borrower which may hereafter be deposited with or come into the possession of Lender, and for such purpose this Agreement shall constitute a security agreement under the Uniform Commercial Code.

March 12, 2012 – 12,000,000 common shares issued for conversion of $2,400 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

March 14, 2012 – 4,000,000 shares of restricted common stock were issued to a consultant, Paul Hepler, for services rendered. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction and are restricted from sale for a period of one year from the date of issue. The shares were valued at fair market value of $0.004. The cost will be amortized over the service period of one year.

March 14, 2012 – 6,000,000 shares of restricted common stock were issued to a consultant, Thomas Shea, for services rendered. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction and are restricted from sale for a period of one year from the date of issue. The shares were valued at fair market value of $0.004. The cost will be amortized over the service period of one year.

April 9, 2012 – 31,500,000 common shares issued for conversion of $6,300 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

April 27, 2012 – 15,000,000 common shares issued for conversion of $3,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

April 27, 2012 – 4,000,000 shares of restricted common stock were issued to a consultant, Paul Hepler, for services rendered. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction and are restricted from sale for a period of one year from the date of issue. The shares were valued at fair market value of $0.0028. The cost will be amortized over the service period of one year.

May 1, 2012, the Company reached an agreement with holders of its convertible debt. Under the terms of the agreement, $56,251 of convertible debt and 34,606,250 warrants were canceled. The debt holders received no common share, preferred share, warrant, option, or cash consideration for these cancellations. The cancellation of this debt and the associated warrants may allow the Company to reverse a significant portion of its derivative liability charges during the current quarter, and will likely result in significant reductions in shareholder dilution.

May 21, 2012 – 28,208,284 common shares issued for conversion of $37,525 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

June 6, 2012 – 25,000,000 common shares issued for conversion of $5,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

July 13, 2012 - 28,430,000 common shares issued for conversion of $9,350 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

July 13, 2012 – 17,100,000 common shares issued for a new equity investment in the Company. The securities described above were issued to “accredited” investors, as such term is promulgated by the SEC. In reliance upon such accredited investor’s representation as an “accredited investor,” among other representations, the offer and issuance of the securities described above are exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the SEC. No natural person beneficially or entity owns, directly or indirectly, more than 10% of any class of equity securities.

August 3, 2012, the Company reached an agreement with various investors in the Corporation who held certain rights to buy common stock in the Corporation (Warrant Holders). The Warrant Holders and the Company agreed that it is in the best interests of the Warrant Holders, the Corporation and common stockholders to cancel a total of 60.825 million warrants.

All of these warrants had strike prices that were above the closing bid price on the day before the agreement was reached, thus were considered “in the money” warrants. No compensation of any type was given to Warrant Holders who canceled their warrant positions. These warrants were granted on the following dates in the following amounts:

June 8, 2011	3,658,536
June 21, 2011	619,024
June 21, 2011	975,609
July 27, 2011	1,219,512
August 1, 2011	17,926,829
August 16, 2011	1,219,512
August 29, 2011	731,707
September 7, 2011	3,048,780
September 16, 2011	20,731,707
September 21, 2011	4,444,444
September 26, 2011	6,250,000

August 21, 2012 – 21,000,000 common shares issued for conversion of $4,200 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

September 17, 2012 – 30,000,000 common shares issued for conversion of $6,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

October 2, 2012 – 14,250,000 common shares issued for conversion of $2,850 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

November 16, 2012 - The Company issued promissory notes to an accredited investor for a cash investment of $58,000 into the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0014, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 41,000,000 shares of common stock at $0.0014.

November 29, 2012 - 49,192,308 common shares issued for conversion of $9,838 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

In February 19, 2013 - The Company reached agreements with holders of notes dated September 2, 2011 and November 15, 2012. The terms of the agreements call for cancellation of 1,219,512 warns relative to the September 2, 2011 Note and the cancellation of 27,619,048 warrant associated with the November 15, 2012 Note.

On February 19, 2013 – The Company reached an agreement with the holder of the May 9, 2011 convertible note. Under the terms of the agreement the note holder and the Company agreed to cancel 1,219,512 warrants associated with this Note.

On February 20, 2013 - The Company issued 20 million common shares for conversion of $4,000 of convertible debt relating to notes dated March 31, 2009. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 890,774 shares for the exercise of warrants. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 4,225,000 common shares for conversion $845 convertible note dated June 8, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 188,175 shares for the exercise of warrants relating to a warrant agreement entered into on June 8, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 20,000,000 common shares for conversion of $4,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 2,816,901 common shares for conversion of debt relating to notes dated May 9, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 6, 2013 – The Company announced it has received an investment led by a strategic partner. Under the terms of the agreement the three investor groups purchased 550,674,510 restricted common shares for a price $307,500. The company received gross proceeds of $307,500 upon closing as there were no sales commissions or brokerage fees paid to any party. The Company plans to offer up to an additional 39,059,490 common stock at similar terms and may from time to time complete additional investor common stock purchase agreements. Securities purchased in this Offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Company reserves the right to accept or reject any subscription in its sole discretion for any reason whatsoever and to withdraw this Offering at any time prior to the acceptance of the subscriptions received. Subscription funds paid by a Subscriber whose subscription is rejected will be returned promptly without interest or deduction. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

On April 3, 2013, the Company reached an agreement with the holder of its revolving credit line. The parties agreed it was in the best interest of both parties to cancel repayment of $236,397 of the balance of the revolving credit line carrying a percent simple annualized interest, due and payable on December 31, 2014.

On May 17, 2013, as also disclosed in the Medical Alarm Concepts Holdings, Inc. (the “Company”) definitive Schedule 14C Information Statement dated May 17, 2013, a majority in interest of the Common Stock holders approved an amendment to its Articles of Incorporation. The amendment is effective upon the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. On June 7, 2013, the Company filed an Amendment to its Articles of Incorporation (the "Amendment") with the Nevada Secretary of State, affecting the increase of its authorized number of shares of Common Stock (the “Authorized Share Increase). This amendment to the Company’s Articles of Incorporation increased the number of the Company’s authorized shares of common stock, par value $0.001 per share, from 800,000,000 to 1,400,000,000.

On May 28, 2013, the Company entered into an agreement with holders of its convertible debentures canceling all remanding warrants outstanding related to convertible notes dated March 2009 and all convertible notes dated at any time during 2011, 2012, or 2013. As of this date, all warrants outstanding have been cancelled.

On June 6, 2013 and June 18, 2013 - The Company issued a total of 25,000,000 common shares for conversion of $5,000 of debt relating to notes dated July 27, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

