Form 10-Q
period 2011-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2013-09-30
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 333-153290

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Church Road Suite B, King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)

(877) 639-2929

(Registrant’s telephone number, including area code)

N/A
(Former address)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Stock, $0.001 par value per share	1,364,719,304 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)
Current assets
Cash	$1,297	$22
Accounts receivable	6,882	5,240
Inventory	14,493	22,462
Total current assets	22,672	27,724
Non-current assets
Property and equipment, net	14,902	16,215
Intangible assets, net	1,314,918	1,334,544
Total non-current assets	1,329,820	1,350,759

Total assets	$1,352,492	$1,378,483

Current liabilities
Derivative liability	$1,641,139	$322,831
Accounts payable	185,163	187,233
Deferred revenue	9,693	69,529
Accrued expenses and other current liabilities	174,738	114,353
Total current liabilities	2,010,733	693,946

Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	221,252	209,578
Total non-current liabilities	2,721,252	2,709,578

Total liabilities	4,731,985	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	795	795
Common stock: $0.0001 par value; 800,000,000 shares authorized 373,174,121 shares issued and outstanding on September 30, 2011 and June 30, 2011, respectively	37,317	37,317
Additional paid-in capital	4,959,045	4,959,045
Accumulated deficit	(8,376,705)	(7,022,253)
Total Stockholders’ Deficit	(3,379,493)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,352,492	$1,378,483

 See accompanying notes to the consolidated financial statements.

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

	For the Three Months Ended September 30,
	2011	2010

Revenue	$38,115	$94,633
Cost of revenue	12,858	42,011
Gross profit	25,257	52,622

Operating expenses
Selling expense	26,854	142,904
General and administrative	297,311	251,486
Total operating expenses	324,165	394,390
Loss from operations	(298,908)	(341,768)

Other (income) expense
Change in fair value of derivative instrument	914,452	(346,148)
Interest expense	269,454	71,173
Gain on sale of subscriber accounts	(128,362)	-
Other (income) expense	1,055,544	(274,975)

Loss before income taxes	(1,354,452)	(66,793)

Income tax provision	-	-
Net loss	$(1,354,452)	$(66,793)

Net loss per common share – basic and diluted	$(0.004)	$(0.000)
Weighted average number of common shares – basic and diluted	373,174,121	208,903,244

 See accompanying notes to the consolidated financial statements.

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,354,452)	$(66,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instrument	914,452	(346,148)
Amortization of patent	19,626	104,166
Amortization of discount on convertible notes and interest expense	193,322	33,673
Depreciation	1,313	1,312
Change in operating assets and liabilities
Accounts receivable	(1,642)	(1,117)
Inventory	7,969	26,662
Prepaid expenses	-	110,905
Accounts payable	(2,070)	20,794
Due to affiliate	-	8,250
Accrued expenses	60,385	43,012
Deferred revenue	(59,836)	3,229
Net Cash Used in Operating Activities	(220,933)	(62,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	222,208	-
Common stock to be issued	-	75,655
Due to officer	-	(15,600)
Proceeds from sale of preferred stock	-	2,000
Net Cash Provided By Financing Activities	222,208	62,055

NET INCREASE (DECREASE) IN CASH	1,275	-

CASH AT BEGINNING OF PERIOD	22	-

CASH AT END OF PERIOD	$1,297	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$86,000	$37,500

CASH PAID FOR INCOME TAXES	$-	$-

 See accompanying notes to the consolidated financial statements.

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

1.	NATURE OF OPERATIONS

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

2.	SUMMARY OF ACCOUNTING POLICIES

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

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of June 30, 2011, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Certain amounts included in prior period financial statements have been reclassified to conform with current period financial statements presentation.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of September 30, 2011.

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of September 30, 2011.

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

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, stock subscription receivable, prepaid expenses, accounts payable, bank overdraft, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011.

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, are the only financial liability measured at fair value on a recurring basis.

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

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

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

3.	GOING CONCERN

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $1,988,061, did not generate cash from its operations, had stockholders’ deficit of $3,379,493 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	PATENT

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

The patent is being amortized over its estimated useful life. During the quarter ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $19,626 and $104,166 for the quarter ended September 30, 2011 and 2010 respectively.

Patent, stated at cost, less accumulated amortization at September 30, 2011 and June 30, 2011, consisted of the following:

	September 30, 2011	June 30, 2011
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,185,082)	(1,165,456)
	$1,314,918	$1,334,544

5.	CONVERTIBLE NOTES PAYABLE

During the quarter ended September 30, 2011, the Company issued promissory convertible notes to existing shareholders for total amount of $217,208 and a new investor for $5,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase 60,755,974 shares and 1,219,512 of common stock to existing shareholders and a new investor, respectively. The warrant exercise price is between $0.0018 to $0.0041 per share.

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2011	247,598
Convertible notes issued	222,208
Convertible notes converted	-
Total	469,806
Less: debt discount	(248,554)
Balance at September 30, 2011	221,252

6.	DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount of $181,648 has been included as a component of interest expense in the statement of comprehensive loss. During the quarter ended September 30, 2011, the Company recorded $914,452 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2010, the Company recorded other income of $346,148.

The fair value of the Warrants underlying the promissory notes issued at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the promissory notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the promissory notes. Significant assumptions used in calculating fair value of outstanding warrants are as follows.

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	279% - 375%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between $0.0014 to $0.0041 per share	As set forth by each promissory note agreement

7.	RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2010, the Company repaid the chief executive officer a net amount of $15,600 on advances. As of September 30, 2010, the outstanding balance is $8,400. The advances bear no interest and are payable on demand.

During the quarter ended September 30, 2011, the Company issued convertible notes to certain shareholders. See Note 5.

8.	Income Tax

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the quarter ended September 30, 2011 and 2010 to the Company’s effective tax rate is as follows:

	Three months ended September 30,
	2011	2010
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

The benefit for income tax is summarized as follows:

	Three months ended September 30,
	2011	2010
Federal:
Current	$-	$-
Deferred	(492,356)	(22,710)
State and local:
Current	-	-
Deferred	(144,666)	(6,679)
Change in valuation allowance	637,022	29,389
Income tax provision (benefit)	$-	$-

As of September 30, 2011, the Company had approximately $8 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

9.	SUBSEQUENT EVENT

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

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

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

July 13, 2012 - 28,430,000 common shares issued for conversion of $9,350.00 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

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

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

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

August 21, 2012 – 21,000,000 common shares issued for conversion of $4,200.00 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

September 17, 2012 – 30,000,000 common shares issued for conversion of $6,000.00 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

October 2, 2012 – 14,250,000 common shares issued for conversion of $2,850.00 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

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

November 29, 2012 - 49,192,308 common shares issued for conversion of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

In February 19, 2013 - The Company reached agreements with holders of notes dated September 2, 2011 and November 15, 2012. The terms of the agreements call for cancellation of 1,219,512 warrants relative to the September 2, 2011 Note and the cancellation of 27,619,048 warrant associated with the November 15, 2012 Note.

On February 20, 2013 - The Company issued 20 million common shares for conversion of $4,000 of convertible debt relating to notes dated March 31,2009. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

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

Medical Alarm concepts holdings, inc. notes to financial statements (Unaudited)

On March 4, 2013 - The Company issued 2,816,901 shares for the exercise of cashless warrants. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 6, 2013 – The Company announced it has received an investment led by a strategic partner. Under the terms of the agreement the three investor groups purchased 533,764,510 restricted common shares for a price $307,500. The company received gross proceeds of $307,500 upon closing as there were no sales commissions or brokerage fees paid to any party. The Company plans to offer up to an additional 39,059,490 common stock at similar terms and may from time to time complete additional investor common stock purchase agreements. Securities purchased in this Offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Company reserves the right to accept or reject any subscription in its sole discretion for any reason whatsoever and to withdraw this Offering at any time prior to the acceptance of the subscriptions received. Subscription funds paid by a Subscriber whose subscription is rejected will be returned promptly without interest or deduction. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

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

On June 6, 2013 and June 18, 2013, the Company issued a total of 25,000,000 common shares for conversion of $5,000 of debt relating to notes dated July 27, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

June 24, 2013, the company issued 69 million shares for conversion of $13,800 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On June 25, 2013, the Company issued 481,674,510 restricted shares to various investors. The Company received total proceeds of $277,500 . Securities purchased in this offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

On August 14, 2013, the Company issued 7,269,231 restricted common shares to various investors for $16,400. Securities purchased in this offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2011 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2011 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. This relationship with Costco is advantageous not only because of the retailer’s distribution reach, but also due to positive cash flow upon initial sale that is realized; a situation that is rarely achieved in the medical alarm space. Sales and shipments occur on a consistent basis. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. The MediPendant® has now received 22 product reviews on the retailer's website, 18 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

The Company has also had successes internationally with new distribution agreements in Denmark and Ireland. Additionally, the Company is currently working on a distribution/joint venture with JTT-EMS, which is a company located just outside of Beijing, China. Medical Alarm Concepts is expecting steady growth from its international markets during 2013. The Company also distributes the MediPendant® through Internet marketing and through various outside call centers. Significant investment is planned to expand sales opportunities relative to these areas.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $1,988,061, did not generate cash from its operations, had stockholders’ deficit of $3,379,493 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended September 30, 2011 and 2010

Net Sales

Net sales generated during the quarters ended September 30, 2011 and 2010 was $38,115 and $94,633, respectively; representing a 60% or $56,518 decrease, resulting from a change in strategic business direction toward more spread more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During first quarter of 2011 and 2010, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended September 30, 2011 and 2010 were $12,858 and $42,011, respectively, representing a 69% or $29,153 decrease. The decrease of cost of sales was mainly due to decrease of net sales, as the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during quarters ended September 30, 2011 and 2010 was $25,257 and $52,622, representing an 52% or $27,365 decrease. The gross profit margin for 2011 and 2010 was 66% and 56%, respectively.

General and Administration

General and administrative expenses for quarters ended September 30, 2011 and 2010 were $297,311 and $251,486, respectively; representing 18% or $45,825 increase in general and administrative expense mainly due to the increased consulting and professional fees.

Selling Expenses

Selling expenses incurred during quarters ended September 30, 2011 and 2010 was $26,854 and $142,904, respectively. The $116,050 was a 81% decrease compared to the previous period. During quarter ended September 30, 2011, the Company began to shift its sales emphasis more toward consumer marketing, which contributed to the reduction in sales expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $914,452 expense and $346,148 income during quarters ended September 30, 2011 and 2010, respectively. This was due to a higher value of the derivative liability. During the quarter ended September 30, 2011, the Company issued several promissory notes and stock purchase warrants.

Interest Expenses

Interest expense for quarter ended September 30, 2011 was $269,454. The $198,281 or 279% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes and interest expense recorded on the excess of derivative liability over the amount of the convertible debt.

Gain on Sale of Subscriber Accounts

Gain on Sale of Subscriber Accounts for three months ended September 30, 2011 and 2010 was $128,362 and $nil, respectively. In three month ended September 30, 2011, the Company sold certain subscriber accounts and received the gross proceeds of $128,362.

Net Loss

Net loss incurred during quarters ended September 30, 2011 and 2010 were $1,354,452 and $66,793, respectively for the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2011 and June 30, 2011, we had $1,297 and $22 in cash, respectively.

During quarter ended September 30, 2011, operating activities used net cash of $220,933; comparably, during the same period of 2010, the Company’s operating activities used net cash of $13,600. Main reasons for the change in net cash of operating activities were outlined below:

1.	Changes in fair value of derivative instrument during quarter ended September 30, 2011 generated non-cash expense of $914,452; however, during the same period of 2010, such changes incurred non-cash income of $346,148;
2.	During the three months ended September 30, 2011 and 2010, amortization of patents generated non-cash loss of $19,626 and $104,166, respectively.
3.	During the quarter ended September 30, 2010, the decrease in prepaid expenses generated net cash inflow of $110,905, there was no similar income during the comparable period of 2011.
4.	During three months ended September 30, 2011, the Company used $2,070 to repay its accounts payable; comparably, the increase of accounts payable generated net cash inflow of $20,794 during the same period of 2010.

During quarter ended September 30, 2011and 2010, financing activities generated net cash inflow of $222,208 and $62,055, respectively. Main reasons for the change in net cash provided in financing activities were outlined below:

1.	During quarter ended September 30, 2010, the Company repaid $15,600 to loans borrowed from its officers; there was no transaction in similar nature during the same period of 2011;
2.	During three months ended September 30, 2011, the Company raised $222,208 by issuing several promissory notes to a number of accredited investors;
3.	During three months ended September 30, 2010, the Company raised $2,000 through sales of preferred stocks and $75,655 from stock to be issued.

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

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

The specific material weakness identified by the Company’s management as of September 30, 2011 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2011. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition, or future results. During the three months ended September 30, 2011, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State.	Filed as Exhibit to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.	3.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	September 30, 2013 Chief Executive Officer and Chief Financial Officer
(Principal	Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	September 30, 2013 Director
Allen Polsky

