Form 10-Q
period 2011-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2013-10-15
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

N/A
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2013
Common Stock, $0.001 par value per share	1,364,719,304 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)
Current assets
Cash	$159	$22
Accounts receivable	7,466	5,240
Inventory	11,925	22,462
Total current assets	19,550	27,724
Non-current assets
Property and equipment, net	13,590	16,215
Intangible assets, net	1,295,292	1,334,544
Total non-current assets	1,308,882	1,350,759

Total assets	$1,328,432	$1,378,483

Current liabilities
Derivative liability	$3,253,173	$322,831
Accounts payable	191,417	187,233
Deferred revenue	44,829	69,529
Accrued expenses and other current liabilities	183,226	114,353
Total current liabilities	3,672,645	693,946

Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	249,954	209,578
Total non-current liabilities	2,749,954	2,709,578

Total liabilities	6,422,599	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	795	795
Common stock: $0.0001 par value; 1,400,000,000 shares authorized 407,974,121 shares and 373,174,121 shares issued and outstanding on December 31, 2011 and June 30, 2011, respectively	40,797	37,317
Additional paid-in capital	4,991,409	4,959,045
Accumulated deficit	(10,127,223)	(7,022,253)
Total Stockholders’ Deficit	(5,094,167)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,328,432	$1,378,483

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Revenue	$79,546	$106,700	$117,661	$201,333
Cost of revenue	36,869	42,341	49,727	84,352
Gross profit	42,677	64,359	67,934	116,981

Operating expenses
Selling expense	3,695	388,880	30,549	531,784
General and administrative	94,029	316,480	391,340	567,966
Total operating expenses	97,724	705,360	421,889	1,099,750
Loss from operations	(55,047)	(641,001)	(353,955)	(982,769)

Other (income) expense
Change in fair value of derivative instrument	1,615,211	(219,724)	2,529,663	(565,872)
Interest expense	80,260	72,143	349,714	143,316
Gain on sale of subscriber accounts	-	-	(128,362)	-
Other (income) expense, net	1,695,471	(147,581)	2,751,015	(422,556)

Loss before income taxes	(1,750,518)	(493,420)	(3,104,970)	(560,213)
Income tax provision	-	-	-	-
Net loss	$(1,750,518)	$(493,420)	$(3,104,970)	$(560,213)

Net loss per common share – basic and diluted	$(0.004)	$(0.002)	$(0.008)	$(0.002)
Weighted average number of common shares – basic and diluted	405,704,556	285,362,723	389,439,338	247,132,983

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,104,970)	$(560,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	23,946	342,150
Change in fair value of derivative instrument	2,529,663	(565,872)
Amortization of patent	39,252	208,333
Non-cash interest expense	230,744	68,316
Depreciation	2,625	2,625
Change in operating assets and liabilities
Accounts receivable	(2,226)	10,370
Inventory	10,537	27,642
Prepaid expenses	-	121,754
Accounts payable	4,184	39,334
Accrued expenses and other current liabilities	68,874	48,272
Deferred revenue	(24,700)	(4,396)
Net Cash Used in Operating Activities	(222,071)	(261,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	35,150
Due to affiliate	-	8,250
Proceeds from convertible notes	222,208	-
Common stock to be issued	-	15,000
Proceeds from officer loan	-	20,630
Proceeds from sale of preferred stock	-	182,655
Net Cash Provided By Financing Activities	222,208	261,685

NET INCREASE (DECREASE) IN CASH	137	-

CASH AT BEGINNING OF PERIOD	22	-

CASH AT END OF PERIOD	$159	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$111,000	$75,000

CASH PAID FOR INCOME TAXES	$-	$-

CONVERSION OF CONVERTIBLE NOTES TO COMMON STOCK	$3,720	$-

DERIVATIVE LIABILITY CLASSIFIED TO ADDITIONAL PAID-IN CAPITAL UPON CONVERSION OF RELATED CONVERTIBLE NOTES	$8,178	$-

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

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire yearor any other periods. The (a) consolidated balance sheet as of June 30, 2011, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of December 31, 2011.

MEDICAL ALARM CONCEPTS HOLDING, INC.
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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of December 31, 2011.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011.

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
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

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $3,653,095, did not generate cash from its operations, had stockholders’ deficit of $5,094,167 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On September 24, 2013, this due date was extended to December 31, 2013.

The patent is being amortized over its estimated useful life. During the quarter ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $39,252 and $208,333 for the period ended December 31, 2011 and 2010 respectively.

Patent, stated at cost, less accumulated amortization at December 31, 2011 and June 30, 2011, consisted of the following:

	December 31, 2011	June 30, 2011
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,204,708)	(1,165,456)
	$1,295,292	$1,334,544

5.	CONVERTIBLE NOTES PAYABLE

During the period ended December 31, 2011, the Company issued promissory convertible notes to existing shareholders for total amount of $217,208 and a new investor for $5,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase 60,755,974 shares and 1,219,512 of common stock to existing shareholders and a new investor, respectively. The warrant exercise price is between $0.0014 to $0.0041 per share.

During the period ended December 31, 2011, two holders of promissory convertible notes converted principal amount of $3,720 into 18,600,000 shares of common stock. The promissory notes converted were originally issued March 30, 2009 and expired on April 30, 2010.

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2011	247,598
Convertible notes issued	222,208
Convertible notes converted	(3,720)
Total	466,086
Less: debt discount	(216,132)
Balance at December 31, 2011	249,954

6.	DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40-25 to the Warrants to purchase common stock issued with the Convertible Notes and service agreements. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount of $181,648 has been included as a component of interest expense in the statement of comprehensive loss. During the period ended December 31, 2011, the Company recorded $2,529,663 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2010, the Company recorded other income of $565,872.

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
		0.07%/1 year	As set forth by	between $0.0014	As set forth by each
-	279% - 422.38%	0.35%/2 years	each promissory	to $0.0041 per	promissory note
		0.5%/3 years	note agreement	share	agreement

7.	RELATED PARTY TRANSACTIONS

During the period ended December 31, 2010, the Company borrowed from the chief executive officer a net amount of $20,630 on advances. As of December 31, 2010, the outstanding balance is $44,630. The advances bear no interest and are payable on demand.

During the period ended December 31, 2011, the Company issued convertible notes to certain shareholders. See Note 5.

8.	Income Tax

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended December 31, 2011 and 2010 to the Company’s effective tax rate is as follows:

	Six Months Ended December 31,
	2011	2010
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The benefit for income tax is summarized as follows:

	Six Months Ended December 31,
	2011	2010
Federal:
Current	$-	$-
Deferred	(1,055,690)	(190,472)
State and local:
Current	-	-
Deferred	(310,187)	(55,965)
Change in valuation allowance	1,365,877	246,437
Income tax provision (benefit)	$-	$-

As of December 31, 2011, the Company had approximately $10 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. federal and states of Pennsylvania tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2008. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

9.	COMMON STOCK

On October 6, 2011, 18,600,000 shares of common stocks were issued resulting from conversion of $3,720 of convertible notes. The effect of the derivative liability of the embedded conversion features of $8,178 was charged to additional paid-in capital.

On October 6, 2011, 16,200,000 shares of common stocks were issued to two service provider as consideration to services to the Company, which were valued at $41,800. The costs were amortized over service period of six months.

10.	SUBSEQUENT EVENT

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

On June 25, 2013, the Company issued 481,674,510 restricted shares to various investors. The Company received total proceeds of $277,500. Securities purchased in this offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the six months ended December 31, 2011 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the six months ended December 31, 2011 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $3,653,095, did not generate cash from its operations, had stockholders’ deficit of $5,094,167 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended December 31, 2011 and 2010

Net Sales

Net sales generated during the quarters ended December 31, 2011 and 2010 was $79,546 and $106,700, respectively; representing a 25% or $27,154 decrease, resulting from a change in strategic business direction toward more spread more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During three months ended December 31, 2011 and 2010, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended December 31, 2011 and 2010 were $36,869 and $42,341, respectively, representing a 13% or $5,472 decrease. The decrease of cost of sales was mainly due to decrease of net sales, as the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during quarters ended December 31, 2011 and 2010 was $42,677 and $64,359, representing a 34% or $21,682 decrease. The gross profit margin for 2011 and 2010 was 54% and 60%, respectively.

General and Administration

General and administrative expenses for quarters ended December 31, 2011 and 2010 were $94,029 and $316,480, respectively; representing 70% or $222,451 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during quarters ended December 31, 2011 and 2010 was $3,695 and $388,880, respectively. The $385,185 was a 99% decrease compared to the previous period. During quarter ended December 31, 2011, the Company began to shift its sales emphasis more toward consumer marketing, which contributed to the reduction in sales expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $1,615,211 expense and $219,724 income during quarters ended December 31, 2011 and 2010, respectively. This was due to a higher value of the derivative liability due to increase of stock price on December 31, 2011.

Interest Income/Expenses

Interest expense for quarter ended December 31, 2011 was $80,260; comparably, the interest expense was $72,143 for the three months ended December 31, 2010. The $8,117 or 11% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes.

Net Loss

Net loss incurred during quarters ended December 31, 2011 and 2010 were $1,750,518 and $493,420, respectively for the reasons stated above.

Results of Operations for Six Months Ended December 31, 2011 and 2010

Net Sales

Net sales generated during the six months ended December 31, 2011 and 2010 was $117,661 and $201,333, respectively; representing a 42% or $83,672 decrease, resulting from a change in strategic business direction toward more spread more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During six months ended December 31, 2011 and 2010, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during six months ended December 31, 2011 and 2010 were $49,727 and $84,352, respectively, representing a 41% or $34,625 decrease. The decrease of cost of sales was mainly due to decrease of net sales, as the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during six months ended December 31, 2011 and 2010 was $67,934 and $116,981, representing a 42% or $49,047 decrease. The gross profit margin for 2011 and 2010 was 58% and 58%, respectively.

General and Administration

General and administrative expenses for six months ended December 31, 2011 and 2010 were $391,340 and $567,966, respectively; representing 31% or $176,626 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during six months ended December 31, 2011 and 2010 was $30,549 and $531,784, respectively. The $501,235 was a 94% decrease compared to the previous period. During six months ended December 31, 2011, the Company began to shift its sales emphasis more toward consumer marketing, which contributed to the reduction in sales expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $2,529,663 expense and $565,872 income during six months ended December 31, 2011 and 2010, respectively. This was due to a higher value of the derivative liability, due to increase of stock price on December 31, 2011.

Interest Income/Expenses

Interest expense for six months ended December 31, 2011 was $349,714; comparably, the interest expense was $143,316 for the six months ended December 31, 2010. The $206,398 or 144% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes and interest expense recorded on the excess of derivative liability over the amount of the convertible debt.

Gain on Sale of Subscriber Accounts

Gain on sale of subscriber accounts for six months ended December 31, 2011 and 2010 was $128,362 and $nil, respectively.

Net Loss

Net loss incurred during six months ended December 31, 2011 and 2010 were $3,104,970 and $560,213, respectively for the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2011 and June 30, 2011, we had $159 and $22 in cash, respectively.

During quarter ended December 31, 2011, operating activities used net cash of $222,071; comparably, during the same period of 2010, the Company’s operating activities used net cash of $261,685. Main reasons for the change in net cash of operating activities were outlined below:

1.	Changes in fair value of derivative instrument during six months ended December 31, 2011 generated non-cash expense of $2,529,663; however, during the same period of 2010, such changes incurred non-cash income of $565,872;
2.	During the six months ended December 31, 2011 and 2010, amortization of patents generated non-cash loss of $39,252 and $208,333, respectively.

3.	During the period ended December 31, 2010, the decrease in prepaid expenses generated net cash inflow of $121,754, there was no similar income during the comparable period of 2011.

During six months ended December 31, 2011 and 2010, financing activities generated net cash inflow of $222,208 and $261,685, respectively. Main reasons for the change in net cash provided in financing activities were outlined below:

1.	During six months ended December 31, 2010, the Company borrowed $20,630 from its officers; there was no transaction in similar nature during the same period of 2011;
2.	During six months ended December 31, 2011, the Company raised $222,208 by issuing several promissory notes to a number of accredited investors;
3.	During six months ended December 31, 2010, the Company raised $182,655 through sales of preferred stocks and $15,000 from stock to be issued.

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

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of December 31, 2011. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

The specific material weakness identified by the Company’s management as of December 31, 2011 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2011. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

ITEM 1A.         RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition, or future results. During the three months ended December 31, 2011, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	October 14, 2013 Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	October 14, 2013 Director
Allen Polsky

