Form 10-Q
period 2012-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2013-10-28
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, $0.001 par value per share	1,364,719,304 shares

PART I.   FINANCIAL INFORMATION

Item 1.

Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(Unaudited)
Current assets
Cash	$3,939	$22
Accounts receivable	7,164	5,240
Inventory	9,811	22,462
Advance to supplier	100,958	-
Loan receivable	60,000	-
Total current assets	181,872	27,724
Non-current assets
Property and equipment, net	12,277	16,215
Intangible assets, net	1,275,667	1,334,544
Total non-current assets	1,287,944	1,350,759

Total assets	$1,469,816	$1,378,483

Current liabilities
Derivative liability	$1,304,502	$322,831
Accounts payable	155,554	187,233
Advance from customers	100,958	-
Deferred revenue	60,359	69,529
Credit line payable - related party	435,294	-
Accrued expenses and other current liabilities	176,203	114,353
Total current liabilities	2,232,870	693,946
Non-current liabilities
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	276,976	209,578
Total non-current liabilities	2,776,976	2,709,578

Total liabilities	5,009,846	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	795	795
Common stock: $0.0001 par value; 1,400,000,000 shares authorized 469,974,121 shares and 373,174,121 shares issued and outstanding on March 31, 2012 and June 30, 2011, respectively	46,997	37,317
Additional paid-in capital	5,451,730	4,959,045
Accumulated deficit	(9,039,607)	(7,022,253)
Total Stockholders’ Deficit	(3,540,030)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,469,816	$1,378,483

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue	$45,624	$217,443	$163,285	$418,776
Cost of revenue	77,217	62,763	126,944	147,115
Gross profit	(31,593)	154,680	36,341	271,661

Operating expenses
Selling expense	18,329	64,353	48,878	596,137
General and administrative	200,491	230,389	591,831	798,355
Total operating expenses	218,820	294,742	640,709	1,394,492
Loss from operations	(250,413)	(140,062)	(604,368)	(1,122,831)

Other (income) expense
Change in fair value of derivative instrument	(1,519,871)	(131,557)	1,009,792	(697,429)
Interest expense	101,842	71,151	451,556	214,467
Gain on sale of subscriber accounts	-	-	(128,362)	-
Bad debt expense	80,000		80,000
Other (income) expense	(1,338,029)	(60,406)	1,412,986	(482,962)

Income (loss) before income taxes	1,087,616	(79,656)	(2,017,354)	(639,869)
Income tax provision	-	-	-
Net income (loss)	$1,087,616	$(79,656)	$(2,017,354)	$(639,869)

Net income (loss) per common share – basic and diluted	$0.002	$(0.000)	$(0.005)	$(0.003)
Weighted average number of common shares – basic and diluted	440,040,055	285,362,723	406,183,576	247,132,983

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,017,354)	$(639,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	51,267	400,000
Change in fair value of derivative instrument	1,009,792	(697,429)
Amortization of patent	58,877	312,500
Non-cash interest expense	268,167	137,738
Depreciation	3,938	3,937
Bad debt expense	80,000	-
Change in operating assets and liabilities
Accounts receivable	(1,924)	10,726
Inventory	12,651	49,157
Prepaid expenses	(100,958)	120,134
Security deposit	-	1,310
Accounts payable	(31,679)	25,470
Advance from customer	100,958	-
Accrued expenses and other current liabilities	61,851	25,161
Deferred revenue	(9,171)	29,881
Net Cash Used in Operating Activities	(513,585)	(221,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	35,150
Loan receivable	(140,000)	-
Due to officer	-	(24,000)
Due to affiliate	-	8,250
Common stock to be issued	-	15,000
Proceeds from convertible notes	222,208	-
Proceeds from credit line	435,294	-
Proceeds from sales of common stock, net of costs	-	186,884
Net Cash Provided By Financing Activities	517,502	221,284

NET INCREASE IN CASH	3,917	-

CASH AT BEGINNING OF PERIOD	22	-

CASH AT END OF PERIOD	$3,939	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$148,500	$75,000

CASH PAID FOR INCOME TAXES	$-	$-

CONVERSION OF CONVERTIBLE NOTES TO COMMON STOCK	$14,120	$-

DERIVATIVE LIABILITY CLASSFIED TO ADDITIONAL PAID-IN CAPITAL UPON CONVERSION OF RELATED CONVERTIBLE NOTES	$436,978	$-

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

Certain amounts included in prior period financial statements have been reclassified to conform with current period financial statement presentation.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of March 31, 2012.

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Advance to Supplier

Advance to suppliers represent the payments made in advance for goods and services to be received. The amount is non-interest bearing. During the nine month ended March 31, 2012, the Company advanced $100,958 to a supplier for a purchase deposit on a new product.

Advance from customer

Advance from customer represents deposits from customers toward future sales. The amount is non-interest bearing. During the nine month ended March 31, 2012, the Company received $100,958 as a deposit from a customer.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of March 31, 2012.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

3.      GOING CONCERN

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $2,050,998, did not generate cash from its operations, had stockholders’ deficit of $3,540,030 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.      LOAN RECEIVABLE

On January 5, 2012, the Company entered into a financing agreement and security agreement (“Financing Agreement”) with First Fitness International, Inc. (“First Fitness”). Under the Financing Agreement, the Company agreed to lend to First Fitness of a loan in total amount of $200,000. The maturity date of the loan is January 3, 2013. The loan bears interest on each day at the rate of 10% per annum. In the event of default, the rate of interest shall be 20% per annum. As of March 31, 2012, the Company loaned $140,000 to First Fitness.

On August 16, 2012, the Company and First Fitness entered into amendment agreement to financing and security agreement (“Termination Agreement”), pursuant to which, the Company and First Fitness agreed to terminate the Financing Agreement on condition that First Fitness pays the Company repayment of $60,000 on August 21, 2012 and all remaining balance relating to the Financing agreement has been forgiven. The Company received $60,000 on August 16, 2012 and recorded bad debt expense of $80,000 in the quarter ended March 31, 2012.

5.      PATENT

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The patent is being amortized over its estimated useful life. During the quarter ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $58,877 and $312,500 for the period ended March 31, 2012 and 2011 respectively.

Patent, stated at cost, less accumulated amortization at March 31, 2012 and June 30, 2011, consisted of the following:

	March 31, 2012	June 30, 2011
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,224,333)	(1,165,456)
	$1,275,667	$1,334,544

6.      CREDIT LINE

On January 6, 2012, the Company and Biotech Development Group, LLC. (“Biotech”), a shareholder, entered into credit line agreement (“Credit Line Agreement”), pursuant to which, Biotech agreed to give the Company a line of credit to borrow up to $500,000. The principal balance is due on December 31, 2012. This credit line bears interest at 8% per annum and due quarterly. On May 18, 2012, the credit line was increased to $750,000. On June 11, 2013, the due date of the credit line was extended to December 31, 2014.

As of March 31, 2012, the amount of borrowing under the credit line was $435,294.

7.      CONVERTIBLE NOTES PAYABLE

During the period ended March 31, 2012, the Company issued promissory convertible notes to existing shareholders for total amount of $217,208 and a new investor for $5,000.  The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase 60,755,974 shares and 1,219,512 of common stock to existing shareholders and a new investor, respectively. The warrant exercise price is between $0.0014 to $0.0041 per share.

During the period ended March 31, 2012, one holder of promissory convertible notes converted principal amount of $14,120 into 70,600,000 shares of common stock.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2011	$247,598
Convertible notes issued	222,208
Convertible notes converted	(14,120)
Total	455,686
Less: debt discount	(178,710)
Balance at March 31, 2012	$276,976

8.      DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option.  When the fair value of conversion options is in excess of the debt discount the amount of $181,648 has been included as a component of interest expense in the statement of comprehensive loss. During the period ended March 31, 2012, the Company recorded $1,009,792 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2010, the Company recorded other income of $697,429.

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

Expected	Expected	Risk-free rate	Expected term		Underlying Number
dividend	volatility	of interest	(year)	Exercise price	of shares
-	279% - 422.38%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between $0.0014 to $0.0041 per share	As set forth by each promissory note agreement

9.      RELATED PARTY TRANSACTIONS

During the period ended March 31, 2011, the Company repaid from the chief executive officer a net amount of $24,000 on advances.  As of March 31, 2011, the outstanding balance is $nil.

During the period ended March 31, 2012, the Company issued convertible notes to certain shareholders (see Note 7) and obtained a credit line from a shareholder (see Note 6).

During the period ended March 31,2012, the Company paid $20,000 to a shareholder for consulting service provided.

10.    INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended March 31, 2012 and 2011 to the Company’s effective tax rate is as follows:

	Nine months ended March 31,
	2012	2011
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Nine months ended March 31,
	2012	2011
Federal:
Current	$-	$-
Deferred	(685,900)	(217,555)
State and local:
Current	-	-
Deferred	(201,534)	(63,923)
Change in valuation allowance	887,434	281,478
Income tax provision (benefit)	$-	$-

As of March 31, 2012, the Company had approximately $9 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

11.    CONCENTRATIONS

The Company had only one supplier during the three and nine months ended March 31, 2012 and 2011, respectively.

12.    COMMON STOCK

During the period ended March 31, 2012, 70,600,000 shares of common stocks were issued resulting from conversion of $14,120 of convertible notes.

On October 6, 2011, 16,200,000 shares of common stocks were issued to two service provider as consideration to services to the Company, which were valued at $41,800. The costs are being amortized over service period of six months.

On March 14, 2012, 10,000,000 shares of common stocks were issued to two service provider as consideration to services to the Company, which were valued at $56,800. The costs are being amortized over service period of six months.

13.    SUBSEQUENT EVENT

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On August 13, 2013 – The Company announced it has received $22,500 from Allround Corp, the remaining gross proceeds of an investment led by a strategic partner.  Under the terms of the agreement three other investor groups purchased 533,764,510 restricted common shares for a price $307,500. The company received gross proceeds of $22,500 upon closing as there were no sales commissions or brokerage fees paid to any party. The Company plans to issue an additional 39,059,490 common stock at similar terms.  Securities purchased in this Offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom.  Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the nine months ended March 31, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the six months ended March 31, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. In mid October 2013 the Company began another retail promotion in the Costco Connection magazine. The MediPendant® has now received 24 product reviews on the retailer's website, 18 of which are "5 out of 5 Star" ratings.  The average rating is "4.5 Stars" out of 5 Stars.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $2,050,998, did not generate cash from its operations, had stockholders’ deficit of $3,540,030 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2012 and 2011

Net Sales

Net sales generated during the quarters ended March 31, 2012 and 2011 was $45,624 and $217,443, respectively; representing a 79% or $171,819 decrease, resulting from a change in strategic business direction toward more spread more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During three months ended March 31, 2012 and 2011, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended March 31, 2012 and 2011 were $77,217 and $62,763, respectively, representing a 23% or $14,454 increase. The increase of cost of sales was mainly due to that the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services. On March 14, 2012, the Company entered into a “Distribution Agreement and Exercise Of Distribution Opinion” with Barbary Coast Advisor, LLC (“BCA”), pursuant to which, the Company acts stocking distributor for in certain areas. The business was failed. Entire inventory of $70,000 was written off.

Gross Profit

Gross loss generated during quarters ended March 31, 2012 was $31,593; in contrast, during the same period of 2011, the Company’s principal business generated gross profit of $154,680. The gross profit/(loss) margin for three months ended March 31, 2012 and 2011 was (69)% and 71%, respectively, due to same reason stated in cost of sales.

General and Administration

General and administrative expenses for quarters ended March 31, 2012 and 2011 were $200,491 and $230,389, respectively; representing 13% or $29,898 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during quarters ended March 31, 2012 and 2011 was $18,329 and $64,353, respectively, representing $46,024 or 72% decrease compared to the previous period. During quarter ended March 31, 2012, the Company reduced its sales expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $1,519,871 and $131,557 income during quarters ended March 31, 2012 and 2011, respectively. This was due to a lower value of the derivative liability due to decrease of stock price on March 31, 2012.

Interest Income/Expenses

Interest expense for quarter ended March 31, 2012 was $101,842; comparably, the interest expense was $71,151 for the three months ended March 31, 2011. The $30,691 or 43% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes.

Other Expense

The Company recorded bad debt expense of $80,000 in the three months ended March 31, 2012 related to termination agreement with First Fitness International Inc.

Net Income (Loss)

Net income generated during the period ended March 31, 2012 were $1,087,616; comparably, net loss incurred during quarters ended March 31, 2011 were and $79,656 for the reasons stated above.

Results of Operations for Nine Months Ended March 31, 2012 and 2011

Net Sales

Net sales generated during the nine months ended March 31, 2012 and 2011 was $163,285 and $418,776, respectively; representing a 61% or $255,491 decrease, resulting from a change in strategic business direction toward more spread more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During nine months ended March 31, 2012 and 2011, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during nine months ended March 31, 2012 and 2011 were $126,944 and $147,115, respectively, representing a 14% or $20,171 decrease. The decrease of cost of sales was mainly due to decrease of net sales, as the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services. On March 14, 2012, the Company entered into a “Distribution Agreement and Exercise Of Distribution Opinion” with Barbary Coast Advisor, LLC (“BCA”), pursuant to which, the Company acts stocking distributor for in certain areas. The business was failed. Entire inventory of $70,000 was written off.

Gross Profit

Gross profit generated during nine months ended March 31, 2012 and 2011 was $36,341 and $271,661, representing a 87% or $235,320 decrease. The gross profit margin for nine months ended March 31, 2012 and 2011was 22% and 65%, respectively.

General and Administration

General and administrative expenses for nine months ended March 31, 2012 and 2011 were $591,831 and $798,355, respectively; representing 26% or $206,524 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during nine months ended March 31, 2012 and 2011 was $48,878 and $596,137, respectively. The $547,259 was a 92% decrease compared to the previous period. During nine months ended March 31, 2012, the Company began to shift its sales emphasis more toward consumer marketing, which contributed to the reduction in sales expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $1,009,792 expense and $697,429 income during nine months ended March 31, 2012 and 2011, respectively. This was due to a higher value of the derivative liability, due to increase of stock price on nine months ended March 31, 2012.

Interest Income/Expenses

Interest expense for nine months ended March 31, 2012 was $451,556; comparably, the interest expense was $214,467 for the nine months ended March 31, 2011. The $237,089 or 111% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes and interest expense recorded on the excess of derivative liability over the amount of the convertible debt.

Other Expenses

The Company recorded bad debt expense of $80,000 in the nine months ended March 31, 2012 into other expense, related to termination agreement with First Fitness International Inc.

Gain on Sale of Subscriber Accounts

Gain on sale of subscriber accounts for nine months ended March 31, 2012 and 2011 was $128,362 and $nil, respectively. The Company sold certain subscriber accounts and received gross proceeds of $128,362.

Net Loss

Net loss incurred during nine months ended March 31, 2012 and 2011 were $2,017,354 and $639,869, respectively for the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2012 and June 30, 2011, we had $3,939 and $22 in cash, respectively.

During nine months ended March 31, 2012, operating activities used net cash of $513,585; comparably, during the same period of 2011, the Company’s operating activities used net cash of $221,284. Main reasons for the change in net cash of operating activities were outlined below:

1.      Changes in fair value of derivative instrument during nine months ended March 31, 2012 generated non-cash expense of $1,009,792; however, during the same period of 2011, such changes incurred non-cash income of $697,429;
2.      During the nine months ended March 31, 2012 and 2011, amortization of patents generated non-cash loss of $58,877 and $312,500, respectively.
3.      During the nine months ended March 31, 2011, the decrease in prepaid expenses generated net cash inflow of $120,134, during the comparable period of 2012, the payment of prepaid expenses caused cash outflow of $$100,958.
4.      During nine months ended March 31, 2012, advance from customers generated cash inflow of $100,958; there was no such cash inflow during the same period of 2011.
5.      During nine months ended March 31, 2012 and 2011, the Company issued stock issued for services valued $51,267 and 400,000, respectively.
6.      Net loss incurred during nine months ended March 31, 2012 and 2011 were $2,017,354 and $639,869, respectively.

During nine months ended March 31, 2012 and 2011, financing activities generated net cash inflow of $517,502 and $221,284, respectively. Main reasons for the change in net cash provided in financing activities were outlined below:

1.      During nine months ended March 31, 2012, the company received proceeds of $222,208 from convertible notes issued and borrowed $435,294 from a credit line. During nine month ended March 31, 2011, proceeds of $186,884 was received from sale of common stock.
2.      During the nine months ended March 31, 2012, the Company loaned $140,000 to a unrelated party and there were no transaction of similar nature during the same period of 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2012. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

The specific material weakness identified by the Company’s management as of March 31, 2012 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.          RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition, or future results. During the three months ended March 31, 2012, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
(Registrant)

/s/ Ronnie Adams	October 25, 2013 Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	October 25, 2013 Director
Allen Polsky