Form 10-K
period 2012-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2013-12-12
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______

Commission file number: 333-153290

MEDICAL ALARM CONCEPTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-3534190
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)		No.)
200 W. Church Road
Suite B
King of Prussia, PA 19406
(Address of principal executive
offices)
(877) 639-2929
(Registrant’s telephone number,
including area code)
Securities registered pursuant to
Securities registered pursuant to		Section 12(g) of the Act:
Section 12(b) of the Act:		(Title of Each Class)
None		Common Stock, $0.0001 par
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,507,651.

The number of shares of registrant’s common stock outstanding as of June 30, 2012 was 573,682,405.

As of December 9, 2013, the registrant had 1,364,719,304 shares of common stock issued and outstanding, respectively.

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

References herein to “we,” “us,” “our” or “the Company” refer to Medical Alarm Concepts Holding, Inc. and its subsidiaries.

ITEM 1.

Business

General

Medical Alarm Concepts Holding, Inc. (the “Company” or “Medical Alarm”) was formed in June 2008 and, on June 24, 2008 we acquired 100% of the membership interests in Medical Alarm Concepts, LLC, a Delaware limited liability corporation.

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

Mobile Medical Alerts have recently been introduced to the market. Designed for the younger and more active person with medical issues, there are inherent problems with them: They need to be charged on a daily basis, they can not get wet, and the location based system they use to find the user is not very precise.

Medical Alarm Concepts™ has built upon traditional PERS technology to develop a revolutionary patented solution for direct two-way voice communication through its MediPendant® alarm device. In particular, the Company’s wearable alarm pendant enables users to manage the spontaneity of an emergency by responding through a two-way voice speakerphone pendant that connects to a monitored call center for direct communication, leaving users free to move in and around their home within an extended mobility range that exceeds that of other personal alarm offerings. Additionally, MediPendant®’s advanced technology allows for three-way calling between the operator, the user and the dispatched first responders and/or a friend and family member. No other available PERS system on the marketplace today offers the benefit of three-way voice conferencing directly through the pendant.

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

Regarding purchases of PERS solutions worldwide, the large majority of customers currently pay for their PERS products out-of-pocket, with government reimbursement for PERS items varying from country to country. In the United States, for example, 25% of PERS sales were government reimbursed in 2004, compared to 35% in Germany, just over 50% in France and nearly 100% in the United Kingdom. Furthermore, it is estimated government reimbursement for PERS will ramp up in a number of countries, further fuelling demand for these products.

Interestingly, as an approximation of the potential PERS market size in the United States, Lifeline Systems, Inc., the founder of the PERS industry in the U.S. approximately 25 years ago, served 250,000 users in the United States and Canada around the time frame of 1992. Today, Philips Medical Systems’ acquisition of Lifeline Medical Alarm has positioned it as the largest provider of traditional PERS systems with over 700,000 monitored accounts, implying that the total market size of users is likely much larger.

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

Retail Distribution - During 2012, the company announced its plans to promote the MediPendant® product utilizing an e-commerce marketing strategy program designed specifically for Costco Wholesale Corporation and its members. Costco began offering the MediPendant® to its customers via its website during the spring of 2012. Since that time, sales have met the company's expectations and several special marketing programs, including email, postal mail and in-store print distribution campaigns have been instituted in conjunction with this retailing partner. The company is currently in discussions with several other retail organizations for distribution of the MediPendant® product.

Wholesale Distribution - The Company currently has several relationships with wholesalers who resell the MediPendant® product in conjunction with their own monitoring services. The company believes its relationships with its strategic partners is good. The company is currently in discussions with several other wholesale groups looking to distribute the MediPendant® through their own independent channels.

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

Mobile Medical Alerts have recently been introduced to the market. They are designed for the younger and more active person with medical issues. However, they need to be charged on a daily basis, they can not get wet, and the location based system they use to find the user is not very precise.

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

Not applicable.

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

The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

Fiscal Year 2012	High	Low
First Quarter	$0.0174	$0.0032
Second Quarter	$0.0088	$0.0021
Third Quarter	$0.0059	$0.0024
Fourth Quarter	$0.0047	$0.0021

Fiscal Year 2011	High	Low
First Quarter	$0.022	$0.0083
Second Quarter	$0.015	$0.0067
Third Quarter	$0.012	$0.0036
Fourth Quarter	$0.0055	$0.0011

* Price Not available for Period

Holders

As of November 15, 2013, there were approximately 1,613 shareholders of record of our common shares.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. This relationship with Costco is very advantageous because of the retailer’s distribution reach. Sales and shipments occur on a consistent basis. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. A retail promotion was just completed and ran from October 14, 2013 through November 3, 2013. The MediPendant® has now received 25 product reviews on the retailer's website, 18 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

The Company has also had successes internationally with new distribution agreements in Denmark and Ireland. Additionally, the Company is currently working on a distribution/joint venture with JTT-EMS, which is a company located just outside of Beijing, China. Medical Alarm Concepts is expecting steady growth from its international markets extending into 2014, and believes there are likely several other international contracts that will be consummated during that time. The Company also distributes the MediPendant® through Internet marketing and through various outside call centers. Significant investment is planned to expand sales opportunities relative to these areas.

Medical Alarm Concepts has signed a supply and services contract with Coventry Health Care, Inc., which was recently acquired by Aetna Insurance (NYSE:ATA) a diversified and national company, which operates health plans, insurance companies, network rental and workers’ compensation services companies. Under the terms of the agreement, the Company will become the provider of personal medical alarms for Coventry Health Care and its Medicare/Medicaid programs. As part of this new contract, Coventry Health Care, Inc. will offer the Company’s MediPendant® product and monthly monitoring services directly to subscribers of selected healthcare programs provided by Coventry. Additionally, the Company’s MediPendant® product has been included in several large Medicare and Medicaid related contracts on which Coventry Health Care, Inc. is bidding. The Company is expecting this contract to generate growth in revenue and earnings. As a result of gaining the contract, the Company plans to expand its business operations in the areas of financial management, research and development, and logistics.

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

Management has been very successful in negotiating with debt holders for the cancellation of very significant portions of our debt. Since the beginning of 2012, $56,251 of convertible debt has been cancelled. Recently, the holder of our short-term credit line cancelled $236,397 of the outstanding balance. Additionally, since beginning of 2012, approximately 200,000,000 toxic and highly dilutive warrants were also cancelled. No shares, warrants or options were granted in exchange for these cancellations.

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

The Company expects calendar years 2013 and 2014 to show continued growth in both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. We believe the growth rate and the positive operating cash flow we are currently realizing is sustainable into 2014 and beyond.

Results of Operations

Net Sales

Net sales generated during the years ended June 30, 2012 and 2011 was $532,863 and $452,816, respectively; representing a 17.7% or $80,047 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During fiscal 2012 and 2011, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Revenue

Cost of revenue incurred during years ended June 30, 2012 and 2011 were $423,752 and $168,642, respectively, representing a 151% or $255,110 increase. The increase of cost of sales was mainly due to that the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services. On March 14, 2012, the Company entered into a “Distribution Agreement and Exercise Of Distribution Opinion” with Barbary Coast Advisor, LLC (“BCA”), pursuant to which, the Company acts stocking distributor for in certain areas. The business was failed. Entire inventory of $70,000 was written off.

Gross Profit

Gross profit generated during fiscal 2012 and 2011 was $109,111 and $284,174, representing an 61.6% or $175,063 decrease. The gross profit margin for 2012 and 2011 was 20% and 63%, respectively.

Selling Expenses

Selling expenses incurred during fiscal 2012 and 2011 was $60,211 and $318,413, respectively. The $258,202 was a 81% decrease compared to the previous period. During fiscal 2012, the Company began to shift its sales emphasis more toward consumer marketing, which contributed to the reduction in sales expenses.

General and Administrative

General and administrative expenses for fiscal 2012 and 2011 were $663,589 and $1,322,798, respectively; representing 50% or $659,209 decrease in general and administrative expense mainly due to the decrease of consulting and professional fees.

Derivative Instrument

Changes in fair value of derivative instrument generated $1,996,861 income and $1,205,679 expenses during fiscal 2011 and 2012, respectively. This was due to a higher value of the derivative liability due to an increase in the market value of the Company’s common stock.

Interest Expense

Interest expense for fiscal 2012 and 2011 were $509,920 and $1,047,360, respectively. The $537,440 or 51% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Bad Debt Expense

The Company recorded bad debt expense of $80,000 in the year ended June 30, 2012 related to termination agreement with First Fitness International Inc.

Gain on Sale of Subscriber Accounts

Due to shortage of cash, the company sold certain subscribers accounts during the year ended June 30, 2012 and recorded $73,263 as gain on sale of subscriber accounts.

Net Loss

Net loss incurred during fiscal 2012 and 2011 were $2,337,025 and $407,536, respectively for the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2012 and 2011, we had $20,577 and $22 in cash, respectively.

During fiscal 2012 and 2011, operating activities used net cash of $691,247 and $278,456, respectively. Main reasons for the $412,791 or 148% increase in net cash used in operating activities were outlined below:

1.	Net loss incurred during fiscal 2012 increased $1,929,489, comparing with fiscal 2011;
2.	Stock compensation expense was $98,333 in 2012, comparing with $488,300 in 2011;
3.	Changes in fair value of derivative instrument during 2011 generated non-cash income of $1,966,861; however, during 2012, such changes incurred non-cash expense of $1,205,679;
4.	Non-cash interest expense during 2012 and 2011 was $330,421 and $897,359, respectively;
5.	Amortization of patent during 2012 and 2011 was $78,503 and $332,126, respectively.

During fiscal 2012and 2011, financing activities generated net cash inflow of $711,802 and $278,478, respectively. The increase of $433,324 or 156% was mainly due to a credit line of $629,594 the Company obtained from a shareholder in 2012.

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

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 8.

Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2012 and 2011 begins on page F-1 of this annual report.

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

ITEM 9A.

Controls and Procedures

Disclosure Controls and Procedures

Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2012 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2012 that our internal controls over financial reporting were ineffective.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports. The Company’s quarterly report on Form 10-Q for quarterly period ended March 31, 2012 was filed with the SEC on October 28, 2013, all other required filings were not made on a timely basis.

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

ITEM 11.

Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2012 and 2011 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2011 and 2010 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

	Summary Compensation Table
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Howard Teicher	2012	$29,167	Nil	Nil	Nil	Nil	Nil	$7,265	$36,432
Former CEO and Chairman	2011	$29,167	Nil	Nil	Nil	Nil	Nil	$7,265	$36,432
Ronnie Adams CEO	2012	$22,731	Nil	Nil	Nil	Nil	Nil	$5,050	$27,780
and Chairman	2011	$22,731	Nil	Nil	Nil	Nil	Nil	$5,050	$27,780

(1)	Mr. Teicher’s other compensation in 2011 consisted of $7,265 for a car allowance.

(2)	Mr. Adams’ other compensation in 2011 consisted of $5,050 for a car allowance.

Option Grants.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during period ending June 30, 2012 by the executive officers named in the Summary Compensation Table.

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

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 30, 2012 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 1,353,300,073 shares of our common stock outstanding as of November 9, 2013. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

		Amount and Nature of
Title of class	Name and Address of Beneficial Ownership	Beneficial Owner	Percentage of class
Common Stock	Ronald Adams 200 West Church Road, Suite B King of Prussia, PA 19406	14,500,000	1.07%
Common Stock	Alan Polsky 200 West Church Road, Suite B King of Prussia, PA 19406	7,550,000	0.56%
Common Stock	All officers and directors as a group (2 persons)	22,050,000	1.63%

As of November 2013, JTT Energy Solutions, Ltd of Richmond, British Columbia, Canada, became a beneficial owner through the purchase of 390,546,900 common shares, which equals 28.7% of common shares issued.

Change in Control

None.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

On June 24, 2008, we issued 30,000,000 founder shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.

ITEM 14.

Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2012 and 2011.

Audit Fees

For the Company’s fiscal years ended June 30, 2012 and 2011, we were billed approximately $23,500 and $23,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit-Related Fees

There were no fees for audit related services for the years ended June 30, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended June 30, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2012. All of the services provided and fees charged by our independent registered accounting firms in 2012 were approved by the board of directors.

Part IV

ITEM 15.

Exhibits and Financial Statement Schedules

Incorporated by
Exhibit		Reference in
No.	Description	Document
3.1	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State	Filed as Exhibit 3.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2013

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

Chief Executive Officer and
Chief Financial Officer
(Principal
/s/ Ronnie Adams	Executive Officer, Principal Financial and Accounting Officer)	December 12, 2013
Ronnie Adams

/s/ Allen Polsky	Director	December 12, 2013
Allen Polsky

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Medical Alarm Concepts Holding, Inc.

We have audited the accompanying consolidated balance sheets of Medical Alarm Concepts Holding, Inc (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statement of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Alarm Holdings, Inc. as of June 30, 2012 and 2011 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company has working capital deficit of $1,874,152, did not generate cash from its operations, had stockholders’ deficit of $3,303,470 and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
December 10, 2013

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$20,577	$22
Accounts receivable	815	5,240
Inventory	52,042	22,462
Loan receivable	60,000	-
Total current assets	133,434	27,724
NON-CURRENT ASSETS
Property and equipment, net	10,964	16,215
Intangible assets, net	1,256,041	1,334,544
Total non-current assets	1,267,005	1,350,759

Total assets	$1,400,439	$1,378,483

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$1,099,300	$322,831
Accounts payable	122,972	187,233
Deferred revenue	68,148	69,529
Credit line payable - related party	629,594	-
Accrued expenses and other current liabilities	87,572	114,353
Total current liabilities	2,007,586	693,946
NON-CURRENT LIABILITIES
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	196,323	209,578
Total non-current liabilities	2,696,323	2,709,578

Total liabilities	4,703,909	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of June 30, 2012 and 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of June 30, 2012 and 2011, respectively	795	795
Common stock: $0.0001 par value; 1,400,000,000 shares authorized 573,682,405 shares and 373,174,121 shares issued and outstanding on June 30, 2012 and 2011, respectively	57,368	37,317
Additional paid-in capital	5,997,590	4,959,045
Accumulated deficit	(9,359,278)	(7,022,253)
Total stockholders’ deficit	(3,303,470)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,400,439	$1,378,483

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended June 30,
	2012	2011

Revenue	$532,863	$452,816
Cost of revenue	423,752	168,642
Gross profit	109,111	284,174

Operating expenses
Selling expense	60,211	318,413
General and administrative	663,589	1,322,798
Total operating expenses	723,800	1,641,211
Loss from operations	(614,689)	(1,357,037)

Other (income) expense
Change in fair value of derivative instrument	1,205,679	(1,996,861)
Interest expense	509,920	1,047,360
Gain on sale of subscriber accounts	(73,263)	-
Bad debt expense	80,000	-
Other (income) expense	1,722,336	(949,501)

Loss before income taxes	(2,337,025)	(407,536)
Income tax provision	-
Net loss	$(2,337,025)	$(407,536)

Net loss per common share – basic and diluted	$(0.005)	$(0.001)
Weighted average number of common shares – basic and diluted	437,146,065	296,103,557

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
										Total
										Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-	Deferred	Deficit	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Compensation	Accumulated	Equity (Deficit)
Balance at June 30, 2010	550,000	$55	34,700,000	$3,470	201,590,744	$20,159	$4,119,522	$-	$(6,614,717)	$(2,471,511)
Conversion of Series B Preferred Stock to Common Stock	-	-	(38,375,000)	(3,838)	38,375,000	3,838	-	-	-	-
Issuance of Series B Convertible Stock as ratchet shares			11,625,000	1,163	-	-	(1,163)	-	-	-
Issuance of Common Stock for cash	-	-	-	-	15,265,500	1,526	151,129	-	-	152,655
Conversion of convertible notes to Common Stock	-	-	-	-	42,656,292	4,265	174,557	-	-	178,822
Common Stock issued in private placement	-	-	-	-	11,000,000	1,100	33,129	-	-	34,229
Issuance of common stock for services	-	-	-	-	61,536,585	6,154	482,146	-	-	488,300
Rachet shares of raising money at 0.01	-	-	-	-	2,750,000	275	(275)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(407,536)	(407,536)
Balance at June 30, 2011	550,000	$55	7,950,000	$795	373,174,121	$37,317	$4,959,045	$-	$(7,022,253)	$(2,025,041)
Conversion of convertible notes to Common Stock	-	-	-	-	170,308,284	17,031	48,914	-	-	65,945
Issuance of common stocks for services	-	-	-	-	30,200,000	3,020	123,580	-	-	126,600
Deferred share-based compensation	-	-	-	-	-	-	(28,267)	-	-	(28,267)
Derivative liability related to notes converted	-	-	-	-	-	-	838,067	-	-	838,067
Forgiveness of convertible notes - shareholder				-	-	-	56,251	-	-	56,251
Net loss	-	-	-	-	-	-	-	-	(2,337,025)	(2,337,025)
Balance at June 30, 2012	550,000	55	7,950,000	795	573,682,405	57,368	5,997,590	-	(9,359,278)	(3,303,470)

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Fiscal Year Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,337,025)	$(407,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	98,333	488,300
Change in fair value of derivative instrument	1,205,679	(1,996,861)
Amortization of patent	78,503	332,126
Non-cash interest expense	330,421	897,359
Depreciation	5,251	5,250
Bad debt expense	80,000	-
Change in operating assets and liabilities
Accounts receivable	4,425	10,973
Inventory	(29,580)	48,860
Prepaid expenses	-	121,754
Security deposit	-	2,159
Accounts payable	(64,261)	99,646
Bank overdraft	-	(14,161)
Accrued expenses and other current liabilities	(61,612)	101,359
Deferred revenue	(1,381)	32,316
Net Cash Used in Operating Activities	(691,247)	(278,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	35,150
Loan receivable	(140,000)	-
Due to officer	-	(24,000)
Proceeds from convertible notes	222,208	44,673
Proceeds from credit line	629,594	-
Proceeds from sales of common stock, net of costs	-	222,655
Net Cash Provided By Financing Activities	711,802	278,478

NET INCREASE IN CASH	20,555	22

CASH AT BEGINNING OF YEAR	22	-

CASH AT END OF YEAR	$20,577	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$198,500	$100,000

CASH PAID FOR INCOME TAXES	$-	$-

CONVERSION OF CONVERTIBLE NOTES TO COMMON STOCK	$65,945	$195,826

FORGIVENESS OF CONVERTIBLE NOTES - SHAREHOLDER	$56,251	$-

DERIVATIVE LIABILITY CLASSFIED TO ADDITIONAL PAID-IN CAPITAL UPON CONVERSION OF RELATED CONVERTIBLE NOTES	$838,067	$-

DEBT DISCOUNT FROM DERIVATIVE LIABILITY	$222,208	$44,673

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain amounts included in June 30, 2011 financial statements have been reclassified to conform to the June 30, 2012 financial statements presentation.

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include the collectability of accounts receivable, deferred taxes and related valuation allowances and value of derivative financial instruments. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of June 30, 2012 and 2011.

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

Patent

The Company has adopted the guidelines as set out in section 330-30-35-6 of the FASB Accounting Standards Codification for patent costs. Under the requirements as set out, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 and effective July 30, 2008, over their estimated useful life. From July 30, 2008 to March 31, 2011, the patent cost was amortized over the period of six years. The company changed the estimated useful life of patent from six years to twenty years. From April 1, 2011, the unamortized balance of patent costs will be amortized over the remaining period of useful life. The costs of defending and maintaining patents are expensed as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2012 and 2011.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible instruments and derivative financial instruments

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, stock subscription receivable, prepaid expenses, accounts payable, bank overdraft, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and 2011.

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, are the only financial liability measured at fair value on a recurring basis

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3   GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $1,874,152, did not generate cash from its operations, had stockholders’ deficit of $3,303,470 and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN RECEIVABLE

On January 5, 2012, the Company entered into a financing agreement and security agreement (“Financing Agreement”) with First Fitness International, Inc. (“First Fitness”). Under the Financing Agreement, the Company agreed to lend to First Fitness of a loan in total amount of $200,000. The maturity date of the loan is January 3, 2013. The loan bears interest on each day at the rate of 10% per annum. In the event of default, the rate of interest shall be 20% per annum. As of June 30, 2012, the Company loaned $140,000 to First Fitness.

On August 16, 2012, the Company and First Fitness entered into amendment agreement to financing and security agreement (“Termination Agreement”), pursuant to which, the Company and First Fitness agreed to terminate the Financing Agreement on condition that First Fitness pays the Company repayment of $60,000 on August 21, 2012 and all remaining balance relating to the Financing agreement has been forgiven. The Company received $60,000 on August 16, 2012 and recorded bad debt expense of $80,000 in the year ended June 30, 2012

No interest has been recorded due to interest being waived upon the amendment.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2012 and 2011 consisted of the following:

	June 30,2012	June 30, 2011
Furniture and fixtures	$20,000	$20,000
Office equipment	11,965	11,965
Less: accumulated depreciation	(21,001)	(15,750)
	$10,964	$16,215

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PATENT

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

The patent is being amortized over its estimated useful life. During the year ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $78,503 and $332,126 for the year ended June 30, 2012 and 2011 respectively.

Patent, stated at cost, less accumulated amortization at June 30, 2012 and 2011, consisted of the following:

	June 30,2011	June 30, 2010
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,243,959)	(1,165,456)
	$1,256,041	$1,334,544

NOTE 7 - CREDIT LINE

On January 6, 2012, the Company and Biotech Development Group, LLC. (“Biotech”), a shareholder, entered into a credit line agreement (“Credit Line Agreement”), pursuant to which, Biotech agreed to give the Company a line of credit to borrow up to $500,000. The principal balance is due on December 31, 2012. This credit line bears interest at 8% per annum and due quarterly. On May 18, 2012, the credit line was increased to $750,000. On June 11, 2013, the due date of the credit line was extended to December 31, 2014.

As of June 30, 2012, the amount of borrowing under the credit line was $629,594.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2011, the Company issued convertible notes for total amount of $44,673. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. During the same year, convertible notes in the amount of $195,825 were converted to 42,656,292 shares of common stock.

During the year ended June 30, 2012, the Company issued promissory convertible notes to existing shareholders for total amount of $217,208 and a new investor for $5,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase 60,755,974 shares and 1,219,512 of common stock to existing shareholders and a new investor, respectively. The warrant exercise price is between $0.0014 to $0.0041 per share.

During the year ended June 30, 2012, one holder of promissory convertible notes converted principal amount of $65,945 into 170,308,284 shares of common stock and forgave the principal amount of $56,251.

The following table summarizes the convertible promissory notes movement of fiscal 2011 and 2012:

Balance at June 30, 2011	$247,598
Convertible notes issued	222,208
Convertible notes converted	(65,945)
Forgiveness of convertible notes	(56,251)
Total	347,610
Less: debt discount	(151,287)
Balance at June 30, 2012	$196,323

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PREFERRED STOCK

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

NOTE 10 - COMMON STOCK

During fiscal 2011, the 38,375,000 shares of Series B preferred stock were converted into 38,375,000 shares of common stock.

During the year ended June 30, 2011, 42,656,292 shares of common stocks were issued resulting from conversion of $178,822 of convertible notes, which includes the effect of the derivative liability of the embedded conversion features.

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

During fiscal 2012, the Company issued 30,200,000 shares of its common stock for services valued at $126,600.

During the year ended June 30, 2012, one holder of promissory convertible notes converted principal amount of $65,945 into 170,308,284 shares of common stock.

NOTE 11 - WARRANTS

During the year ended June 30, 2011, the Company issued warrants to purchase 60,855,152 shares of common stocks together with convertible notes sold to various investors and additional warrants issued due to price adjustment. The weighted average exercise price of warrants issued during 2011 was $0.0083 per share.

During fiscal year ended June 30, 2012, together with the sale of convertible promissory notes discussed in Note 6, the Company issued warrants to purchase 61,975,486 shares of the Company’s common stock. The warrants are exercisable over five (5) years at an weighted average exercise price of $0.001 per share.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock warrant activities for the fiscal year ended June 30, 2012 and 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2010	51,459,375	$0.02
Granted	60,855,152	0.0083
Exercised	-	-
Outstanding at June 30, 2011	112,314,527	0.0091
Granted	61,975,486	0.0036
Exercised	-	-
Forgiveness	(34,606,250)	-
Outstanding at June 30, 2012	139,683,763	$0.0064

NOTE 12 - DERIVATIVE LIABILITY AND FAIR VALUE

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option.  When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended June 30, 2012 and 2011, the Company recorded $181,648 and $783,021, respectively of interest expense relating to the excess fair value of the conversion option over the face value of the debentures.

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

Risk-free
Expected	Expected	rate of	Expected term	Exercise	Underlying
dividend	volatility	interest	(year)	price	Number of shares
-	279% - 423.52%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between $0.0014 to $0.0041 per share	As set forth by each promissory note agreement

NOTE 13 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 302011, the Company repaid the chief executive officer a net amount of $24,000 on advances. As of June 30, 2012, the outstanding balance is $nil.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2011, the Company issued 32.5 million shares to shareholders and 21 million shares to a company controlled by a shareholder for services provided.

During the fiscal year ended June 30, 2012, the Company issued convertible notes to certain shareholders (see Note 7) and obtained a credit line from a shareholder (see Note 6).

During the fiscal year ended June 30, 2012, the Company paid $20,000 to a shareholder for consulting service provided.

Interest expense to shareholder loans were $34,460 and $0 for the years ended June 30, 2012 and 2011, respectively.

NOTE 14 – INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2011 and 2010 to the Company’s effective tax rate is as follows:

	Year ended June 30,
	2012	2011
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Year ended June 30,
	2012	2011
Federal:
Current	$-	$-
Deferred	(794,589)	(138,562)
State and local:
Current	-	-
Deferred	(233,468)	(40,713)
Change in valuation allowance	1,028,057	179,275
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2012 and 2011 are as follows:

	Year ended June 30,
	2012	2011
Net operating losses carried forward	$4,117,146	$3,089,089
Less: valuation allowance	(4,117,146)	(3,089,089)
Deferred tax assets	$-	$-

As of June 30, 2012, the Company had approximately $9 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files U.S. federal and states of Pennsylvania tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2008.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 15 - CONCENTRATION AND CREDIT RISK

During the fiscal year ended June 30, 2012, one customer accounted for $338,000 of the total sales or approximately 71% of the Company’s revenue.

During the fiscal year ended June 30, 2011, one customer accounted for approximately $163,000 of the total sales or approximately 34% of the Company’s revenue.

The Company had only one supplier during the years ended June 30, 2012 and 2011, respectively.

NOTE 16 – SUBSEQUENT EVENT

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

