Form 10-Q/A
period 2011-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-03-10
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

N/A
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The management of Medical Alarm Concepts Holdings, Inc. (the “Company”) has concluded that we should restate our financial statements as of and for the three months ended September 30, 2011. The conclusion was reached by management because they determined that the fair market value of convertible notes and warrants were improperly valued as of September 30, 2011.

The restatement has resulted in the changes to the financial statements disclosed in Note 9 to Consolidated Financial Statements, the addition of Note 9 (Restatement) and a modification to Note 5 (Convertible Notes Payable) and Note 6 (Derivative Warrant Liabilities and Fair Value) as well as appropriate changes to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 4, “Controls and Procedures.”

Except as discussed above, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)
	(As restated)
Current assets
Cash	$1,297	$22
Accounts receivable, net	6,882	5,240
Inventory	14,493	22,462
Total current assets	22,672	27,724
Non-current assets
Property and equipment, net	14,902	16,215
Intangible assets, net	1,314,918	1,334,544
Total non-current assets	1,329,820	1,350,759

Total assets	$1,352,492	$1,378,483

Current liabilities
Derivative liability	$5,343,798	$322,831
Accounts payable	185,163	187,233
Deferred revenue	9,693	69,529
Accrued expenses and other current liabilities	174,738	114,353
Total current liabilities	5,713,392	693,946

Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	221,252	209,578
Total non-current liabilities	2,721,252	2,709,578

Total liabilities	8,434,644	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	795	795
Common stock: $0.0001 par value; 1,400,000,000 shares authorized 373,174,121 shares issued and outstanding on September 30, 2011 and June 30, 2011, respectively	37,317	37,317
Additional paid-in capital	4,959,045	4,959,045
Accumulated deficit	(12,079,364)	(7,022,253)
Total Stockholders’ Deficit	(7,082,152)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,352,492	$1,378,483

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
	(As restated)

Revenue	$38,115	$94,633
Cost of revenue	12,858	42,011
Gross profit	25,257	52,622

Operating expenses
Selling expense	26,854	142,904
General and administrative	297,311	251,486
Total operating expenses	324,165	394,390
Loss from operations	(298,908)	(341,768)

Other (income) expense
Change in fair value of derivative instrument	4,161,159	(346,148)
Interest expense	725,406	71,173
Gain on sale of subscriber accounts	(128,362)	-
Other (income) expense, net	4,758,203	(274,975)

Loss before income taxes	(5,057,111)	(66,793)

Income tax provision	-	-
Net loss	$(5,057,111)	$(66,793)

Net loss per common share – basic and diluted	$(0.014)	$(0.000)
Weighted average number of common shares – basic and diluted	373,174,121	208,903,244

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,057,111)	$(66,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instrument	4,161,159	(346,148)
Amortization of patent	19,626	104,166
Amortization of discount on convertible notes and interest expense	649,274	33,673
Depreciation	1,313	1,312
Change in operating assets and liabilities
Accounts receivable	(1,642)	(1,117)
Inventory	7,969	26,662
Prepaid expenses	-	110,905
Accounts payable	(2,070)	20,794
Due to affiliate	-	8,250
Accrued expenses	60,385	43,012
Deferred revenue	(59,836)	3,229
Net Cash Used in Operating Activities	(220,933)	(62,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	222,208	-
Common stock to be issued	-	75,655
Due to officer	-	(15,600)
Proceeds from sale of preferred stock	-	2,000
Net Cash Provided By Financing Activities	222,208	62,055

NET INCREASE (DECREASE) IN CASH	1,275	-

CASH AT BEGINNING OF PERIOD	22	-

CASH AT END OF PERIOD	$1,297	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$86,000	$37,500

CASH PAID FOR INCOME TAXES	$-	$-

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

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $5,690,720, did not generate cash from its operations, had stockholders’ deficit of $7,082,152 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the quarter ended September 30, 2011, the Company issued promissory convertible notes to existing shareholders for total amount of $217,208 and a new investor for $5,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price from $0.0002 to $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase 60,755,974 shares and 1,219,512 of common stock to existing shareholders and a new investor, respectively. The warrant exercise price is between $0.0002 to $0.0041 per share.

MEDICAL ALARM CONCEPTS HOLDING, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

On September 16, 2011, the Company and one of its convertible notes holders (“Note holder”), entered into an Amendment Agreement, pursuant to which (1) the fixed Conversion Price of certain convertible notes dated approximately March 2009, June 2011, July 2011 and August 2011” and (2) Exercise Price of attached Warrants have been adjusted to $0.0002. The maturity dates of those convertible notes have been extended for two years from their original maturity dates. The maturity dates of attached warrants have been extended for five years from their original maturity dates.

On April 23, 2012, the Company and the Note holder entered into another Amendment Agreement, which further clarified scope covered by the Amendment Agreement dated September 16, 2011 to include convertible notes and warrants issued in September 2011 in the Amendment Agreement.

In addition, based on certain term included in the related Security Purchase Agreement, the conversion price of all convertible notes and the exercise price of all warrants issued prior to September 16, 2011 should be reduced to $0.0002.

As a result of the two Amendment Agreements and certain term of related Security Purchase Agreement, (1) the conversion price of all convertible notes and (2) the exercises price of attached warrants, which were dated on or before September 16, 2011 has been changed to $0.0002. The maturity dates of convertible notes have been extended for two years from their original maturity dates and maturity dates of attached warrants have been extended for five years from original maturity dates.

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount of $637,600 has been included as a component of interest expense in the statement of comprehensive loss. During the quarter ended September 30, 2011, the Company recorded $4,161,159 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2010, the Company recorded other income of $346,148.

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	290% - 375%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between $0.0002 to $0.0041 per share	As set forth by each promissory note agreement

MEDICAL ALARM CONCEPTS HOLDING, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

7.	RELATED PARTY TRANSACTIONS

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

9.	RESTATEMENT OF FINANCIAL STATEMENT

The management of the Company has concluded that we should restate our financial statements as of and for the three months ended September 30, 2011. The conclusion was reached by management because they determined that the fair market value of a convertible notes and warrants were improperly valued as of September 30, 2011.

On September 16, 2011, the Company and one of its convertible notes holders (“Note holder”), entered into an Amendment Agreement, pursuant to which (1) the fixed Conversion Price of certain convertible notes dated approximately March 2009, June 2011, July 2011 and August 2011” and (2) Exercise Price of attached Warrants have been adjusted to $0.0002. The maturity dates of those convertible notes have been extended for two years from their original maturity dates. The maturity dates of attached warrants have been extended for five years from their original maturity dates.

On April 23, 2012, the Company and the Note holder entered into another Amendment Agreement, which further clarified scope covered by the Amendment Agreement dated September 16, 2011 to include convertible notes and warrants issued in September 2011 in the Amendment Agreement.

MEDICAL ALARM CONCEPTS HOLDING, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

In addition, based on certain term included in the related Security Purchase Agreement, the conversion price of all convertible notes and the exercise price of all warrants issued prior to September 16, 2011 should be reduced to $0.0002.

As a result of the two Amendment Agreements and certain term of related Security Purchase Agreement, (1) the conversion price of all convertible notes and (2) the exercises price of attached warrants, which were dated on or before September 16, 2011 has been changed to $0.0002. The maturity dates of convertible notes have been extended for two years from their original maturity dates and maturity dates of attached warrants have been extended for five years from original maturity dates.

The price adjustment was not taken into consideration during the calculation of fair market value of derivative liabilities of convertible notes and warrants at September 30, 2011. This restatement reflects the correction of this calculation.

The effect of the restatement on specific line items in the financial statements as of September 30, 2011 and for the three months ended September 30, 2011 is set forth in the table below:

	Consolidated Balance Sheet
	Previously Reported	Adjustments	As Restated

Derivative liability	$1,641,139	$3,702,659	$5,343,798
Total current liability	$2,010,733	$3,702,659	$5,713,392
Total liabilities	$4,731,985	$3,702,659	$8,434,644
Accumulated deficit	$(8,376,705)	$(3,702,659)	$(12,079,364)
Total shareholders' deficit	$(3,379,493)	$(3,702,659)	$(7,082,152)

	Consolidated Statements of Operations
	Previously Reported	Adjustments	As Restated

Change in fair value of derivative instrument	$914,452	$3,246,707	$4,161,159
Interest expense	$269,454	$455,952	$725,406
Other (income) expense, net	$1,055,544	$3,702,659	$4,758,203
Loss before income tax	$(1,354,452)	$(3,702,659)	$(5,057,111)
Net loss	$(1,354,452)	$(3,702,659)	$(5,057,111)

	Consolidated Statement of Cash Flows
	Previously Reported	Adjustments	As Restated

Net loss	$(1,354,452)	$(3,702,659)	$(5,057,111)
Change in fair value of derivative instrument	$914,452	$3,249,707	$4,161,159
Amortization of discount on convertible notes and interest expense	$193,322	$455,952	$649,274

MEDICAL ALARM CONCEPTS HOLDING, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

10.	SUBSEQUENT EVENT

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

MEDICAL ALARM CONCEPTS HOLDING, INC. NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $5,690,720, did not generate cash from its operations, had stockholders’ deficit of $7,082,152 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $4,161,159 expense and $346,148 income during quarters ended September 30, 2011 and 2010, respectively. This was due to a higher value of the derivative liability. During the quarter ended September 30, 2011, the Company issued several promissory notes and stock purchase warrants.

Interest Expenses

Interest expense for quarter ended September 30, 2011 was $725,406. The $654,233 or 919% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes and interest expense recorded on the excess of derivative liability over the amount of the convertible debt.

Gain on Sale of Subscriber Accounts

Gain on Sale of Subscriber Accounts for three months ended September 30, 2011 and 2010 was $128,362 and $nil, respectively. In three month ended September 30, 2011, the Company sold certain subscriber accounts and received the gross proceeds of $128,362.

Net Loss

Net loss incurred during quarters ended September 30, 2011 and 2010 were $5,057,111 and $66,793, respectively for the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2011 and June 30, 2011, we had $1,297 and $22 in cash, respectively.

During quarter ended September 30, 2011, operating activities used net cash of $220,933; comparably, during the same period of 2010, the Company’s operating activities used net cash of $62,055. Main reasons for the change in net cash of operating activities were outlined below:

1.	Changes in fair value of derivative instrument during quarter ended September 30, 2011 generated non-cash expense of $4,161,159; however, during the same period of 2010, such changes incurred non-cash income of $346,148;
2.	During the three months ended September 30, 2011 and 2010, amortization of patents generated non-cash loss of $19,626 and $104,166, respectively.
3.	During the three months ended September 30, 2011 and 2010, amortization of discount on convertible notes and interest expense was $649,274 and 33,673, respectively.
4.	During the quarter ended September 30, 2010, the decrease in prepaid expenses generated net cash inflow of $110,905, there was no similar income during the comparable period of 2011.
5.	During three months ended September 30, 2011, the Company used $2,070 to repay its accounts payable; comparably, the increase of accounts payable generated net cash inflow of $20,794 during the same period of 2010.

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

The specific material weakness identified by the Company’s management as of September 30, 2011 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed. The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing the improper valuation of the fair market value of convertible notes and warrants as of September 30, 2011.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2011. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	March 10, 2014 Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	March 10, 2014 Director
Allen Polsky

