Form 10-Q/A
period 2011-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-03-10
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTES

The management of Medical Alarm Concepts Holdings, Inc. (the “Company”) has concluded that we should restate our financial statements as of and for the three and six months ended December 31, 2011. The conclusion was reached by management because they determined that fair market value of convertible notes and warrants were improperly valued as of December 31, 2011.

The restatement has resulted in the changes to the financial statements disclosed in Note 10 to Consolidated Financial Statements, addition of Note 10 (Restatement) and a modification to Note 5 (Convertible Notes Payable) and Note 6 (Derivative Warrant Liabilities and Fair Value) as well as appropriate changes to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 4, “Controls and Procedures.”

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

PART II.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)
	(As restated)
Current assets
Cash	$159	$22
Accounts receivable	7,466	5,240
Inventory	11,925	22,462
Total current assets	19,550	27,724
Non-current assets
Property and equipment, net	13,590	16,215
Intangible assets, net	1,295,292	1,334,544
Total non-current assets	1,308,882	1,350,759

Total assets	$1,328,432	$1,378,483

Current liabilities
Derivative liability	$32,636,436	$322,831
Accounts payable	191,417	187,233
Deferred revenue	44,829	69,529
Accrued expenses and other current liabilities	183,226	114,353
Total current liabilities	33,055,908	693,946

Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	249,954	209,578
Total non-current liabilities	2,749,954	2,709,578

Total liabilities	35,805,862	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	795	795
Common stock: $0.0001 par value; 1,400,000,000 shares authorized 407,947,121 shares and 373,174,121 shares issued and outstanding on December 31, 2011 and June 30, 2011, respectively	40,797	37,317
Additional paid-in capital	4,991,409	4,959,045
Accumulated deficit	(39,510,486)	(7,022,253)
Total Stockholders’ Deficit	(34,477,430)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,328,432	$1,378,483

 See accompanying notes to the consolidated financial statements.

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
	(As restated)		(As restated)

Revenue	$79,546	$106,700	$117,661	$201,333
Cost of revenue	36,869	42,341	49,727	84,352
Gross profit	42,677	64,359	67,934	116,981

Operating expenses
Selling expense	3,695	388,880	30,549	531,784
General and administrative	94,029	316,480	391,340	567,966
Total operating expenses	97,724	705,360	421,889	1,099,750
Loss from operations	(55,047)	(641,001)	(353,955)	(982,769)

Other (income) expense
Change in fair value of derivative instrument	27,295,815	(219,724)	31,456,974	(565,872)
Interest (income) expense	80,260	72,143	805,666	143,316
Gain on sale of subscriber accounts	-	-	(128,362)	-
Other (income) expense, net	27,376,075	(147,581)	32,134,278	(422,556)

Loss before income taxes	(27,431,122)	(493,420)	(32,488,233)	(560,213)

Income tax provision	-	-	-
Net loss	$(27,431,122)	$(493,420)	$(32,488,233)	$(560,213)

Net loss per common share – basic and diluted	$(0.068)	$(0.002)	$(0.08)	$(0.002)
Weighted average number of common shares – basic and diluted	405,704,556	285,362,723	389,439,338	247,132,983

 See accompanying notes to the consolidated financial statements.

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(As restated)

Net loss	$(32,488,233)	$(560,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	23,946	342,150
Change in fair value of derivative instrument	31,456,974	(565,872)
Amortization of patent	39,252	208,333
Non-cash interest expense	686,696	68,316
Depreciation	2,625	2,625
Change in operating assets and liabilities
Accounts receivable	(2,226)	10,370
Inventory	10,537	27,642
Prepaid expenses	-	121,754
Accounts payable	4,184	39,334
Accrued expenses and other current liabilities	68,874	48,272
Deferred revenue	(24,700)	(4,396)
Net Cash Used in Operating Activities	(222,071)	(261,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	-	35,150
Due to affiliate	-	8,250
Proceeds from convertible notes	222,208	-
Common stock to be issued	-	15,000
Due to officer	-	20,630
Sale of preferred stock	-	182,655
Net Cash Provided By Financing Activities	222,208	261,685

NET INCREASE (DECREASE) IN CASH	137	-

CASH AT BEGINNING OF PERIOD	22	-

CASH AT END OF PERIOD	$159	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$111,000	$75,000

CASH PAID FOR INCOME TAXES	$-	$-

CONVERTIBLE NOTES CONVERTED TO COMMON STOCK	$3,720	$-

DERIVATIVE LIABILITY CLASSIFIED TO ADDITIONAL PAID-IN CAPITAL UPON CONVERSION OF RELATED CONVERTIBLE NOTES	$8,178	$-

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

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $33,036,358, did not generate cash from its operations, had stockholders’ deficit of $34,477,430 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the two Amendment Agreements and certain term of related Security Purchase Agreement, (1) the conversion price of all convertible notes and (2) the exercise price of attached warrants, which were dated on or before September 16, 2011 has been changed to $0.0002. The maturity dates of convertible notes have been extended for two years from their original maturity dates and maturity dates of attached warrants have been extended for five years from original maturity dates.

During the period ended December 31, 2011, two holders of promissory convertible notes converted principal amount of $3,720 into 18,600,000 shares of common stock. The promissory notes converted were originally issued March 30, 2009.

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount of $637,600 has been included as a component of interest expense in the statement of comprehensive loss. During the period ended December 31, 2011, the Company recorded $31,912,926 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2010, the Company recorded other income of $565,872.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The management of the Company has concluded that we should restate our financial statements as of and for the three months ended December 31, 2011. The conclusion was reached by management because they determined that fair market value of convertible notes and warrants were improperly valued as of December 31, 2011.

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

As a result of the two Amendment Agreements and certain term of related Security Purchase Agreement, (1) the conversion price of all convertible notes and (2) the exercise price of attached warrants, which were dated on or before September 16, 2011 has been changed to $0.0002. The maturity dates of convertible notes have been extended for two years from their original maturity dates and maturity dates of attached warrants have been extended for five years from original maturity dates.

The price adjustment was not taken into consideration during the calculation of fair market value of derivative liabilities of convertible notes and warrants at December 31, 2011. This restatement reflects the correction of this calculation.

The effect of the restatement on specific line items in the financial statements as of December 31, 2011 and for the six and three months ended December 31, 2011 is set forth in the table below:

	Consolidated Balance Sheet December 31, 2011
	Previously Reported	Adjustments	As Restated

Derivative liability	$3,253,173	$29,383,263	$32,636,436
Total current liability	$3,672,645	$29,383,263	$33,055,908
Total liabilities	$6,422,599	$29,383,263	$35,805,862
Accumulated deficit	$(10,127,223)	$(29,383,263)	$(39,510,486)
Total shareholders’ deficit	$(5,094,167)	$(29,383,263)	$(34,477,430)

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Consolidated Statement of Comprehensive Loss
	For the three months ended December 31, 2011
	Previously Reported	Adjustments	As Restated

Change in fair value of derivative instrument	$1,615,211	$25,680,604	$27,295,815
Other (income) expense	$1,695,471	$25,680,604	$27,376,075
Loss before income tax	$(1,750,518)	$(25,680,604)	$(27,431,122)
Net loss	$(1,750,518)	$(25,680,604)	$(27,431,122)

	Consolidated Statement of Comprehensive Loss
	For the six months ended December 31, 2011
	Previously Reported	Adjustments	As Restated

Change in fair value of derivative instrument	$2,529,663	$28,927,311	$31,456,974
Interest (income) expense	$349,714	$455,952	$805,666
Other (income) expense	$2,751,015	$29,383,263	$32,134,278
Loss before income tax	$(3,104,970)	$(29,383,263)	$(32,488,233)
Net loss	$(3,104,970)	$(29,383,263)	$(32,488,233)

	Consolidated Statement of Cash Flows
	For the six months ended December 31, 2011
	Previously Reported	Adjustments	As Restated

Net loss	$(3,104,970)	$(29,383,263)	$(32,488,233)
Change in fair value of derivative instrument	$2,529,663	$28,927,311	$31,456,974
Non-cash interest expense	$230,744	$455,952	$686,696

11.	SUBSEQUENT EVENT

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On May 17, 2013, as also disclosed in the Medical Alarm Concepts Holdings, Inc. (the “Company”) definitive Schedule 14C Information Statement dated May 17, 2013, a majority in interest of the Common Stock holders approved an amendment to its Articles of Incorporation. The amendment is effective upon the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. On June 7, 2013, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State, affecting the increase of its authorized number of shares of Common Stock (the “Authorized Share Increase). This amendment to the Company’s Articles of Incorporation increased the number of the Company’s authorized shares of common stock, par value $0.001 per share, from 800,000,000 to 1,400,000,000.

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

Overview and Recent Events

Medical Alarm Concepts Holding, Inc. was organized in mid 2008. The operation was financed with a considerable amount of toxic convertible debt. This type of financing, along with several other issues, prevented the Company from realizing a robust growth rate for its first few years of operation. Since that time considerable management time has been spent and investor money utilized to turn the Company’s operation around. As of the date of this filing, Medical Alarm Concepts is currently experiencing a robust growth rate, quality relationships with quality customers, a significantly improved balance sheet, and most importantly, the Company has now reached operational positive cash flow status.

The Company’s product is called the MediPendant®, which is a personal emergency alarm that is mainly purchased by adults for their aging parents. While it is primarily a device for older people, there is also a market for those who are physically disabled, as well as for persons living alone. The MediPendant® device has significant feature and function advantages over other personal medical alarms in the marketplace today. Approximately 80% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. If the user of one of these older generation products is not within speaking or listening distance to the base station, the user may not be heard by the operator in the centralized emergency monitoring center.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company’s relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. This relationship with Costco is advantageous not only because of the retailer’s distribution reach, but also due to positive cash flow upon initial sale that is realized; a situation that is rarely achieved in the medical alarm space. Sales and shipments occur on a consistent basis. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. The MediPendant® has now received 22 product reviews on the retailer’s website, 18 of which are “5 out of 5 Star” ratings. The average rating is “4.5 Stars” out of 5 Stars.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $33,036,358, did not generate cash from its operations, had stockholders’ deficit of $34,477,430 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $27,295,815 expense and $219,724 income during quarters ended December 31, 2011 and 2010, respectively. This was due to a higher value of the derivative liability due to increase of stock price on December 31, 2011.

Interest Income/Expenses

Interest expense for quarter ended December 31, 2011 was $80,260; comparably, the interest expense was $72,143 for the three months ended December 31, 2010. The $8,117 change in interest expense was mainly due to increased amount of amortization of discount of convertible notes.

Net Loss

Net loss incurred during quarters ended December 31, 2011 and 2010 were $27,431,122 and $493,420, respectively for the reasons stated above.

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

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $31,456,974 expense and $565,872 income during six months ended December 31, 2011 and 2010, respectively. This was due to a higher value of the derivative liability, due to increase of stock price on December 31, 2011.

Interest Income/Expenses

Interest expense for six months ended December 31, 2011 was $805,666; comparably, the interest expense was $143,316 for the six months ended December 31, 2010. The $662,350 or 462% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes and interest expense recorded on the excess of derivative liability over the amount of the convertible debt.

Gain on Sale of Subscriber Accounts

Gain on sale of subscriber accounts for six months ended December 31, 2011 and 2010 was $128,362 and $nil, respectively.

Net Loss

Net loss incurred during six months ended December 31, 2011 and 2010 were $32,488,233 and $560,213, respectively for the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2011 and June 30, 2011, we had $159 and $22 in cash, respectively.

During quarter ended December 31, 2011, operating activities used net cash of $222,071; comparably, during the same period of 2010, the Company’s operating activities used net cash of $261,685. Main reasons for the change in net cash of operating activities were outlined below:

1.     Changes in fair value of derivative instrument during six months ended December 31, 2011 generated non-cash expense of $31,456,974; however, during the same period of 2010, such changes incurred non-cash income of $565,872;

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

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective.

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

The specific material weakness identified by the Company’s management as of December 31, 2011 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	We currently do not have an audit committee.
•	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing the improper valuation of the fair market value of convertible notes and warrants as of December 31, 2011.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2011. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

PART III.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

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

