Form 10-Q/A
period 2012-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-03-14
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

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

EXPLANATORY NOTES

The management of Medical Alarm Concepts Holdings, Inc. (the “Company”) has concluded that we should restate our financial statements as of and for the three and nine months ended March 31, 2012. The conclusion was reached by management because they determined that fair market value of convertible notes and warrants were improperly valued as of March 31, 2012.

The restatement has resulted in the changes to the financial statements disclosed in Note 13 to Consolidated Financial Statements, addition of Note 13 (Restatement) and a modification to Note 7 (Convertible Notes Payable) and Note 8 (Derivative Warrant Liabilities and Fair Value) as well as appropriate changes to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 4, “Controls and Procedures.”

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(Unaudited)
	(As restated)
Current assets
Cash	$3,939	$22
Accounts receivable	7,164	5,240
Inventory	9,811	22,462
Advance to supplier	100,958	-
Loan receivable	60,000	-
Total current assets	181,872	27,724
Non-current assets
Property and equipment, net	12,277	16,215
Intangible assets, net	1,275,667	1,334,544
Total non-current assets	1,287,944	1,350,759

Total assets	$1,469,816	$1,378,483

Current liabilities
Derivative liability	$12,280,101	$322,831
Accounts payable	155,554	187,233
Advance from customers	100,958	-
Deferred revenue	60,359	69,529
Credit line - related party	435,294	-
Accrued expenses and other current liabilities	176,203	114,353
Total current liabilities	13,208,469	693,946
Non-current liabilities
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	276,976	209,578
Total non-current liabilities	2,776,976	2,709,578

Total liabilities	15,985,445	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	795	795
Common stock: $0.0001 par value; 1,400,000,000 shares authorized 469,974,121 shares and 373,174,121 shares issued and outstanding on March 31, 2012 and June 30, 2011, respectively	46,997	37,317
Additional paid-in capital	5,451,730	4,959,045
Accumulated deficit	(20,015,206)	(7,022,253)
Total Stockholders’ Deficit	(14,515,629)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,469,816	$1,378,483

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
	(As restated)		(As restated)

Revenue	$45,624	$217,443	$163,285	$418,776
Cost of revenue	77,217	62,763	126,944	147,115
Gross profit	(31,593)	154,680	36,341	271,661

Operating expenses
Selling expense	18,329	64,353	48,878	596,137
General and administrative	200,491	230,389	591,831	798,355
Total operating expenses	218,820	294,742	640,709	1,394,492
Loss from operations	(250,413)	(140,062)	(604,368)	(1,122,831)

Other (income) expense
Change in fair value of derivative instrument	(19,927,535)	(131,557)	11,529,439	(697,429)
Interest expense	101,842	71,151	907,508	214,467
Gain on sale of subscriber accounts	-	-	(128,362)	-
Other expense	80,000		80,000
Other (income) expense	(19,745,693)	(60,406)	12,388,585	(482,962)

Income (loss) before income taxes	19,495,280	(79,656)	(12,992,953)	(639,869)
Income tax provision	-	-	-
Net income (loss)	$19,495,280	$(79,656)	$(12,992,953)	$(639,869)

Net income (loss) per common share – basic and diluted	$0.044	$(0.000)	$(0.032)	$(0.003)
Weighted average number of common shares – basic and diluted	440,040,055	285,362,723	406,183,576	247,132,983

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,992,953)	$(639,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	51,267	400,000
Change in fair value of derivative instrument	11,529,439	(697,429)
Amortization of patent	58,877	312,500
Non-cash interest expense	724,119	137,738
Depreciation	3,938	3,937
Bad debt expense	80,000	-
Change in operating assets and liabilities
Accounts receivable	(1,924)	10,726
Inventory	12,651	49,157
Prepaid expenses	(100,958)	120,134
Security deposit	-	1,310
Accounts payable	(31,679)	25,470
Advance from customer	100,958	-
Accrued expenses and other current liabilities	61,851	25,161
Deferred revenue	(9,171)	29,881
Net Cash Used in Operating Activities	(513,585)	(221,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	35,150
Loan receivable	(140,000)	-
Due to officer	-	(24,000)
Due to affiliate	-	8,250
Common stock to be issued	-	15,000
Proceeds from convertible notes	222,208	-
Proceeds from credit line	435,294	-
Proceeds from sales of common stock, net of costs	-	186,884
Net Cash Provided By Financing Activities	517,502	221,284

NET INCREASE IN CASH	3,917	-

CASH AT BEGINNING OF PERIOD	22	-

CASH AT END OF PERIOD	$3,939	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$148,500	$75,000

CASH PAID FOR INCOME TAXES	$-	$-

CONVERSION OF CONVERTIBLE NOTES TO COMMON STOCK	$14,120	$-

DERIVATIVE LIABILITY CLASSFIED TO ADDITIONAL PAID-IN CAPITAL UPON CONVERSION OF RELATED CONVERTIBLE NOTES	$436,978	$-

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $13,026,597, did not generate cash from its operations, had stockholders’ deficit of $14,515,629 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

During the period ended March 31, 2012, one holder of promissory convertible notes converted principal amount of $14,120 into 70,600,000 shares of common stock.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2011	247,598
Convertible notes issued	222,208
Convertible notes converted	(14,120)
Total	455,686
Less: debt discount	(178,710)
Balance at March 31, 2012	276,976

8.	DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount of $637,600 has been included as a component of interest expense in the statement of comprehensive loss. During the period ended March 31, 2012, the Company recorded $11,529,439 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2011, the Company recorded other income of $697,429.

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

During the period ended March 31, 2012, the Company paid $20,000 to a shareholder for consulting service provided.

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13.	RESTATEMENT OF FINANCIAL STATEMENT

The management of the Company has concluded that we should restate our financial statements as of and for the three and nine months ended March 31, 2012. The conclusion was reached by management because they determined that fair market value of convertible notes and warrants were improperly valued as of March 31, 2012.

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

The price adjustment was not taken into consideration during the calculation of fair market value of derivative liabilities of convertible notes and warrants at March 31, 2012. This restatement reflects the correction of this calculation.

The effect of the restatement on specific line items in the financial statements as of March 31, 2012 and for the nine and three months ended March 31, 2012 is set forth in the table below:

	Consolidated Balance Sheet as of March 31, 2012
	Previously
	Reported	Adjustments	As Restated

Derivative liability	$1,304,502	$10,975,599	$12,280,101
Total current liability	$2,232,870	$10,975,599	$13,208,469
Total liabilities	$5,009,846	$10,975,599	$15,985,445
Accumulated deficit	$(9,039,607)	$(10,975,599)	$(20,015,206)
Total shareholders' deficit	$(3,540,030)	$(10,975,599)	$(14,515,629)

	Consolidated Statements of Comprehensive Loss for the nine months ended March 31, 2012
	Previously
	Reported	Adjustments	As Restated

Change in fair value of derivative instrument	$1,009,792	$10,519,647	$11,529,439
Interest expense	$451,556	$455,952	$907,508
Other (income) expenses	$1,412,986	$10,975,599	$12,388,585
Loss before income tax	$(2,017,354)	$(10,975,599)	$(12,992,953)
Net income (loss)	$(2,017,354)	$(10,975,599)	$(12,992,953)

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012
	Previously
	Reported	Adjustments	As Restated

Change in fair value of derivative instrument	$(1,519,871)	$(18,407,664)	$(19,927,535)
Other (income) expenses	$(1,338,029)	$(18,407,664)	$(19,745,693)
Loss before income tax	$1,087,616	$18,407,664	$19,495,280
Net income (loss)	$1,087,616	$18,407,664	$19,495,280

	Consolidated Statement of Cash Flows for the nine months ended March 31, 2012
	Previously
	Reported	Adjustments	As Restated

Net loss	$(2,017,354)	$(10,975,599)	$(12,992,953)
Change in fair value of derivative instrument	$1,009,792	$10,519,647	$11,529,439
Non-cash interest expense	$268,167	$455,952	$724,119

14.	SUBSEQUENT EVENT

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has negative working capital of $13,026,597, did not generate cash from its operations, had stockholders’ deficit of $14,515,629 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $19,927,535 and $131,557 income during quarters ended March 31, 2012 and 2011, respectively. This was due to a lower value of the derivative liability due to decrease of stock price on March 31, 2012.

Interest Expenses

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

Net Income (Loss)

Net income generated during the period ended March 31, 2012 were $19,495,280; comparably, net loss incurred during quarters ended March 31, 2011 were and $79,656 for the reasons stated above.

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

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $11,529,439 expense and $697,429 income during nine months ended March 31, 2012 and 2011, respectively. This was due to a higher value of the derivative liability, due to increase of stock price on nine months ended March 31, 2012.

Interest Expenses

Interest expense for nine months ended March 31, 2012 was $907,508; comparably, the interest expense was $214,467 for the nine months ended March 31, 2011. The $693,041 or 323% increase in interest expense was mainly due to increased amount of amortization of discount of convertible notes and interest expense recorded on the excess of derivative liability over the amount of the convertible debt.

Other Expenses

The Company recorded bad debt expense of $80,000 in the nine months ended March 31, 2012 into other expense, related to termination agreement with First Fitness International Inc.

Gain on Sale of Subscriber Accounts

Gain on sale of subscriber accounts for nine months ended March 31, 2012 and 2011 was $128,362 and $nil, respectively.

Net Loss

Net loss incurred during nine months ended March 31, 2012 and 2011 were $12,992,953 and $639,869, respectively for the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2012 and June 30, 2011, we had $3,939 and $22 in cash, respectively.

During nine months ended March 31, 2012, operating activities used net cash of $513,585; comparably, during the same period of 2011, the Company’s operating activities used net cash of $221,284. Main reasons for the change in net cash of operating activities were outlined below:

1.     Changes in fair value of derivative instrument during nine months ended March 31, 2012 generated non-cash expense of $11,529,439; however, during the same period of 2011, such changes incurred non-cash income of $697,429;

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

6.      Net loss incurred during nine months ended March 31, 2012 and 2011 were $12,992,953 and $639,869, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The specific material weakness identified by the Company’s management as of March 31, 2012 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.
●	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing the improper valuation of the fair market value of convertible notes and warrants as of March 31, 2012.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	March 14, 2014	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	March 14, 2014	Director
Allen Polsky

