Form 10-K/A
period 2012-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-03-21
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

 Amendment No. 1

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
King of Prussia , PA 19406
(Address of principal executive
offices)
(877) 639-2929
(Registrant’s telephone number,
including area code)
Securities registered pursuant to
Securities registered pursuant to		Section 12(g) of the Act:
Section 12(b) of the Act:		(Title of Each Class)
None		Common Stock, $0.0001 par
value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

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

Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2012
INDEX

EXPLANATORY NOTES

The management of Medical Alarm Concepts Holdings, Inc. (the “Company”) has concluded that we should restate our financial statements as of and for the year ended June 30, 2012. The conclusion was reached by management because they determined that fair market value of convertible notes and warrants were improperly valued as of June 30, 2012.

The restatement has resulted in the changes to the financial statements disclosed in Note 16 to Consolidated Financial Statements, addition of Note 16 (Restatement) and a modification to Note 8 (Convertible Notes Payable), Note 11 (Warrants) and Note 12 (Derivative Warrant Liabilities and Fair Value) as well as appropriate changes to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as a result of discovering the need to restate, we have modified the disclosure in Item 9A, “Controls and Procedures.”

Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

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

Online Marketing - the Company markets the MediPendant® through its website at www.MediPendant.com. Due to the complex sales process for medical alarms, which often require several phone calls among the end user customer’s family members before a decision is reached, the MediPendant ® website is mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives. The company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the website.

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

Wholesale Distribution - The Company currently has several relationships with wholesalers who resell the MediPendant® product in conjunction with their own monitoring services. The company believes its relationships with its strategic partners is good. The company is currently in discussions with several other wholesale groups looking to distribute the MediPendant ® through their own independent channels.

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

Cost of Revenue

Cost of revenue incurred during years ended June 30, 2012 and 2011 were $423,752 and $168,642, respectively, representing a 151% or $255,110 increase. The increase of cost of sales was mainly due to that the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services. On March 14, 2012, the Company entered into a “Distribution Agreement and Exercise Of Distribution Opinion” with Barbary Coast Advisor, LLC (“BCA”), pursuant to which, the Company acts as a stocking distributor in certain areas. The business was failed. Entire inventory of $70,000 was written off.

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

Derivative Instrument

Changes in fair value of derivative instrument generated $1,996,861 income and $9,045,560 expenses during fiscal 2011 and 2012, respectively. This was due to a higher value of the derivative liability due to an increase in the market value of the Company’s common stock and the change of conversion price of convertible notes and the exercise price of warrants.

Interest Expense

Interest expense for fiscal 2012 and 2011 were $965,872 and $1,047,360, respectively. The $81,488 or 8% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Bad Debt Expense

The Company recorded bad debt expense of $80,000 in the year ended June 30, 2012 related to termination agreement with First Fitness International Inc.

Gain on Sale of Subscriber Accounts

Due to shortage of cash, the company sold certain subscribers accounts during the year ended June 30, 2012 and recorded $73,263 as gain on sale of subscriber accounts.

Net Loss

Net loss incurred during fiscal 2012 and 2011 were $10,632,858 and $407,536, respectively for the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2012 and 2011, we had $20,577 and $22 in cash, respectively.

During fiscal 2012 and 2011, operating activities used net cash of $691,247 and $278,456, respectively. Main reasons for the $412,791 or 148% increase in net cash used in operating activities were outlined below:

1.	Net loss incurred during fiscal 2012 increased $10,225,322, comparing with fiscal 2011;
2.	Stock compensation expense was $98,333 in 2012, comparing with $488,300 in 2011;
3.	Changes in fair value of derivative instrument during 2011 generated non-cash income of $1,966,861; however, during 2012, such changes incurred non-cash expense of $9,045,560;
4.	Non-cash interest expense during 2012 and 2011 was $786,373 and $897,359, respectively;
5.	Amortization of patent during 2012 and 2011 was $78,503 and $332,126, respectively.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2012 that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

●  The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●  We currently do not have an audit committee

●  The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting causing the improper valuation of the fair market value of convertible notes and warrants as of June 30, 2012.

Remediation Initiative

●  We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Date: March 21, 2014

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

Chief Executive Officer and
Chief Financial Officer
(Principal
/s/ Ronnie Adams	Executive Officer, Principal Financial and Accounting Officer)	March 21, 2014
Ronnie Adams

/s/ Allen Polsky	Director	March 21, 2014
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company has working capital deficit of $8,818,429, did not generate cash from its operations, had stockholders’ deficit of $10,247,747 and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accompanying consolidated financial statements as of and for the year ended June 30, 2012 have been restated as discussed in Note 16.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey,

December 10, 2013, except for Note 3, Note 8, Note 11, Note 12 and Note 16 which are dated March 19, 2014

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
	(As restated)
ASSETS
CURRENT ASSETS
Cash	$20,577	$22
Accounts receivable	815	5,240
Inventory	52,042	22,462
Loan receivable	60,000	-
Total current assets	133,434	27,724
NON-CURRENT ASSETS
Property and equipment, net	10,964	16,215
Intangible assets, net	1,256,041	1,334,544
Total non-current assets	1,267,005	1,350,759

Total assets	$1,400,439	$1,378,483

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$8,043,577	$322,831
Accounts payable	122,972	187,233
Deferred revenue	68,148	69,529
Credit line payable - related party	629,594	-
Accrued expenses and other current liabilities	87,572	114,353
Total current liabilities	8,951,863	693,946
NON-CURRENT LIABILITIES
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	196,323	209,578
Total non-current liabilities	2,696,323	2,709,578

Total liabilities	11,648,186	3,403,524

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 550,000 shares issued and outstanding as of June 30, 2012 and 2011, respectively	55	55
Series B Convertible Preferred Stock: $0.0001 par value; 50,000,000 shares authorized; 7,950,000 shares issued and outstanding as of June 30, 2012 and 2011, respectively	795	795
Common stock: $0.0001 par value; 1,400,000,000 shares authorized 573,682,405 shares and 373,174,121 shares issued and outstanding on June 30, 2012 and 2011, respectively	57,368	37,317
Additional paid-in capital	7,349,146	4,959,045
Accumulated deficit	(17,655,111)	(7,022,253)
Total stockholders’ deficit	(10,247,747)	(2,025,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,400,439	$1,378,483

 See accompanying notes to the consolidated financial statements.

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended June 30,
	2012	2011
	(As restated)

Revenue	$532,863	$452,816
Cost of revenue	423,752	168,642
Gross profit	109,111	284,174

Operating expenses
Selling expense	60,211	318,413
General and administrative	663,589	1,322,798
Total operating expenses	723,800	1,641,211
Loss from operations	(614,689)	(1,357,037)

Other (income) expense
Change in fair value of derivative instrument	9,045,560	(1,996,861)
Interest expense	965,872	1,047,360
Gain on sale of subscriber accounts	(73,263)	-
Bad debt expense	80,000	-
Other (income) expense	10,018,169	(949,501)

Loss before income taxes	(10,632,858)	(407,536)
Income tax provision	-
Net loss	$(10,632,858)	$(407,536)

Net loss per common share – basic and diluted	$(0.024)	$(0.001)
Weighted average number of common shares – basic and diluted	437,146,065	296,103,557

 See accompanying notes to the consolidated financial statements.

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated	Total stockholders' Equity (Deficit)
Balance at June 30, 2010	550,000	$55	34,700,000	$3,470	201,590,744	$20,159	$4,119,522	$-	$(6,614,717)	$(2,471,511)
Conversion of Series B Preferred Stock to Common Stock	-	-	(38,375,000)	(3,838)	38,375,000	3,838	-	-	-	-
Issuance of Series B Convertible Stock as ratchet shares			11,625,000	1,163	-	-	(1,163)	-	-	-
Issuance of Common Stock for cash	-	-	-	-	15,265,500	1,526	151,129	-	-	152,655
Conversion of convertible notes to Common Stock	-	-	-	-	42,656,292	4,265	174,557	-	-	178,822
Common Stock issued in private placement	-	-	-	-	11,000,000	1,100	33,129	-	-	34,229
Issuance of common stock for services	-	-	-	-	61,536,585	6,154	482,146	-	-	488,300
Rachet shares of raising money at 0.01	-	-	-	-	2,750,000	275	(275)	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(407,536)	(407,536)
Balance at June 30, 2011	550,000	$55	7,950,000	$795	373,174,121	$37,317	$4,959,045	$-	$(7,022,253)	$(2,025,041)
Conversion of convertible notes to Common Stock	-	-	-	-	170,308,284	17,031	48,914	-	-	65,945
Issuance of common stocks for services	-	-	-	-	30,200,000	3,020	123,580	-	-	126,600
Deferred share-based compensation	-	-	-	-	-	-	(28,267)	-	-	(28,267)
Derivative liability related to notes converted (As restated)	-	-	-	-	-	-	1,463,738	-	-	1,463,738
Forgiveness of convertible notes and warrants - shareholder (As restated)	-	-	-	-	-	-	782,136	-	-	782,136
Net loss (As restated)	-	-	-	-	-	-	-	-	(10,632,858)	(10,632,858)
Balance at June 30, 2012 (As restated)	550,000	55	7,950,000	795	573,682,405	57,368	7,349,146	-	(17,655,111)	(10,247,747)

   See accompanying notes to the consolidated financial statements.

 MEDICAL ALARM CONCEPTS HOLDING, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2012	2011
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,632,858)	$(407,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	98,333	488,300
Change in fair value of derivative instrument	9,045,560	(1,996,861)
Amortization of patent	78,503	332,126
Non-cash interest expense	786,373	897,359
Depreciation	5,251	5,250
Bad debt expense	80,000	-
Change in operating assets and liabilities
Accounts receivable	4,425	10,973
Inventory	(29,580)	48,860
Prepaid expenses	-	121,754
Security deposit	-	2,159
Accounts payable	(64,261)	99,646
Bank overdraft	-	(14,161)
Accrued expenses and other current liabilities	(61,612)	101,359
Deferred revenue	(1,381)	32,316
Net Cash Used in Operating Activities	(691,247)	(278,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	35,150
Loan receivable	(140,000)	-
Due to officer	-	(24,000)
Proceeds from convertible notes	222,208	44,673
Proceeds from credit line	629,594	-
Proceeds from sales of common stock, net of costs	-	222,655
Net Cash Provided By Financing Activities	711,802	278,478

NET INCREASE IN CASH	20,555	22

CASH AT BEGINNING OF YEAR	22	-

CASH AT END OF YEAR	$20,577	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST EXPENSE	$198,500	$100,000

CASH PAID FOR INCOME TAXES	$-	$-

CONVERSION OF CONVERTIBLE NOTES TO COMMON STOCK	$65,948	$195,826

DERIVATIVE LIABILITY CLASSFIED TO ADDITIONAL PAID-IN CAPITAL UPON CONVERSION OF RELATED CONVERTIBLE NOTES	$838,064	$-

DEBT DISCOUNT FROM DERIVATIVE LIABILITY	$222,208	$44,673

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

On June 24, 2008, the Company merged with Medical LLC. The members of Medical LLC received 30,000,000 shares of the Company’s common stock, or 100 % of the outstanding shares in the merger. As of the date of the merger, Medical LLC was inactive.

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

NOTE 3   GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $8,818,429, did not generate cash from its operations, had stockholders’ deficit of $10,247,747 and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN RECEIVABLE

On January 5, 2012, the Company entered into a financing agreement and security agreement (“Financing Agreement”) with First Fitness International, Inc. (“First Fitness”). Under the Financing Agreement, the Company agreed to lend to First Fitness of a loan in total amount of $ 200,000 .. The maturity date of the loan is January 3, 2013 . The loan bears interest on each day at the rate of 10 % per annum. In the event of default, the rate of interest shall be 20 % per annum. As of June 30, 2012, the Company loaned $ 140,000 to First Fitness.

On August 16, 2012, the Company and First Fitness entered into amendment agreement to financing and security agreement (“Termination Agreement”), pursuant to which, the Company and First Fitness agreed to terminate the Financing Agreement on condition that First Fitness pays the Company repayment of $ 60,000 on August 21, 2012 and all remaining balance relating to the Financing agreement has been forgiven. The Company received $ 60,000 on August 16, 2012 and recorded bad debt expense of $ 80,000 in the year ended June 30, 2012

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $ 2,500,000 on June 30, 2012. The Agreement specifies interest of 6 % to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On September 24, 2013, this due date was extended to December 31, 2013.

The patent is being amortized over its estimated useful life. During the year ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $ 78,503 and $ 332,126 for the year ended June 30, 2012 and 2011 respectively.

Patent, stated at cost, less accumulated amortization at June 30, 2012 and 2011, consisted of the following:

	June 30,2011	June 30, 2010
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,243,959)	(1,165,456)
	$1,256,041	$1,334,544

NOTE 7 - CREDIT LINE

On January 6, 2012, the Company and Biotech Development Group, LLC. (“Biotech”), a shareholder, entered into a credit line agreement (“Credit Line Agreement”), pursuant to which, Biotech agreed to give the Company a line of credit to borrow up to $ 500,000 . The principal balance is due on December 31, 2012 . This credit line bears interest at 8 % per annum and due quarterly. On May 18, 2012, the credit line was increased to $ 750,000 . On June 11, 2013, the due date of the credit line was extended to December 31, 2014 .

As of June 30, 2012, the amount of borrowing under the credit line was $ 629,594.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

During the year ended June 30, 2011, the Company issued convertible notes for total amount of $ 44,673. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. During the same year, convertible notes in the amount of $ 195,825 were converted to 42,656,292 shares of common stock.

During the year ended June 30, 2012, the Company issued promissory convertible notes to existing shareholders for total amount of $ 217,208 and a new investor for $ 5,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price from $0.0002 to $0.0041, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase 60,755,974 shares and 1,219,512 of common stock to existing shareholders and a new investor, respectively. The warrant exercise price is between $0.0002 to $ 0.0041 per share.

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

During the year ended June 30, 2011, 42,656,292 shares of common stocks were issued resulting from conversion of $ 178,822 of convertible notes, which includes the effect of the derivative liability of the embedded conversion features.

During the year ended June 30 2011, the Company issued 26,265,500 shares of common stocks with warrants and raised $ 222,655 . $ 35,771 of the proceeds was allocated to the warrants and recorded as a derivative liability.

During the year ended June 30, 2011, the Company issued 61,536,585 shares of common stocks to three service providers as compensation of $ 488,300 to their services of consulting campaign, research and development and marking. The 40,000,000 shares issued in October 2010 were valued at $ 0.01 per share. 21,536,535 shares issued in April 2011 were valued at $ 0.0041 per share.

During fiscal 2012, the Company issued 30,200,000 shares of its common stock for services valued at $ 126,600 .

During the year ended June 30, 2012, one holder of promissory convertible notes converted principal amount of $ 65,945 into 170,308,284 shares of common stock.

NOTE 11 - WARRANTS

During the year ended June 30, 2011, the Company issued warrants to purchase 60,855,152 shares of common stocks together with convertible notes sold to various investors and additional warrants issued due to price adjustment. The weighted average exercise price of warrants issued during 2011 was $0.0083 per share.

During fiscal year ended June 30, 2012, together with the sale of convertible promissory notes discussed in Note 8, the Company issued warrants to purchase 61,975,486 shares of the Company’s common stock. The warrants are exercisable over five (5) years at an weighted average exercise price of $ 0.001 per share.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock warrant activities for the fiscal year ended June 30, 2012 and 2011 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2010	51,459,375	$0.02
Granted	60,855,152	0.0083
Exercised	-	-
Outstanding at June 30, 2011	112,314,527	0.0091
Granted	61,975,486	0.0002
Exercised	-	-
Forgiveness	(34,606,250)	0.0002-
Outstanding at June 30, 2012	139,683,763	$0.0002

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option.  When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended June 30, 2012 and 2011, the Company recorded $637,600 and $ 783,021, respectively of interest expense relating to the excess fair value of the conversion option over the face value of the debentures.

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

Risk-free
Expected	Expected	rate of	Expected term	Exercise	Underlying
dividend	volatility	interest	(year)	price	Number of shares
-	279% - 423.52%	0.07%/ 1 year 0.35%/ 2 years 0.5%/ 3 years	As set forth by each promissory note agreement	between $ 0.0002 to $ 0.0041 per share	As set forth by each promissory note agreement

NOTE 13 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 302011, the Company repaid the chief executive officer a net amount of $ 24,000 on advances. As of June 30, 2012, the outstanding balance is $nil.

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

During the fiscal year ended June 30, 2012, the Company paid $ 20,000 to a shareholder for consulting service provided.

Interest expense to shareholder loans were $ 34,460 and $ 0 for the years ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, the Company had approximately $ 9 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 15 - CONCENTRATION AND CREDIT RISK

During the fiscal year ended June 30, 2012, one customer accounted for $ 338,000 of the total sales or approximately 71 % of the Company’s revenue.

During the fiscal year ended June 30, 2011, one customer accounted for approximately $ 163,000 of the total sales or approximately 34 % of the Company’s revenue.

The Company had only one supplier during the years ended June 30, 2012 and 2011, respectively.

NOTE 16 - RESTATEMENT OF FINANCIAL STATEMENT

The management of the Company has concluded that we should restate our financial statements as of and for the year ended June 30, 2012. The conclusion was reached by management because they determined that fair market value of convertible notes and warrants were improperly valued as of June 30, 2012.

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

In addition, based on certain term included in the related Security Purchase Agreement, the conversion price of all convertible notes and the exercise price of all warrants issued prior to September 16, 2011 should be reduced to $0.0002

As a result of the two Amendment Agreements and certain term of related Security Purchase Agreement, (1) the conversion price of all convertible notes and (2) the exercise price of attached warrants, which were dated on or before September 16, 2011 has been changed to $0.0002. The maturity dates of convertible notes have been extended for two years from their original maturity dates and maturity dates of attached warrants have been extended for five years from original maturity dates.

The price adjustment was not taken into consideration during the calculation of fair market value of derivative liabilities of convertible notes and warrants at June 30, 2012. This restatement reflects the correction of this calculation.

The effect of the restatement on specific line items in the financial statements as of June 30, 2012 and for the year ended June 30, 2012 is set forth in the table below:

	Consolidated Balance Sheet as of June 30, 2012
	Previously
	Reported	Adjustments	As Restated

Derivative liability	$1,099,300	$6,944,277	$8,043,577
Total current liability	$2,007,586	$6,944,277	$8,951,863
Total liabilities	$4,703,909	$6,944,277	$11,648,186
Additional paid-in capital	$5,997,590	$1,351,556	$7,349,146
Accumulated deficit	$(9,359,278)	$(8,295,833)	$(17,655,111)
Total shareholders' deficit	$(3,303,470)	$(6,944,277)	$(10,247,747)

	Consolidated Statements of Comprehensive Loss for the twelve months ended June 30, 2012

	Previously
	Reported	Adjustments	As Restated

Change in fair value of derivative instrument	$1,205,679	$7,839,881	$9,045,560
Interest expense	$509,920	$455,952	$965,872
Other (income) expenses	$1,722,336	$8,295,833	$10,018,169
Loss before income tax	$(2,337,025)	$(8,295,833)	$(10,632,858)
Net loss	$(2,337,025)	$(8,295,833)	$(10,632,858)

	Consolidated Statement of Cash Flows for the year ended June 30, 2012

	Previously
	Reported	Adjustments	As Restated

Net loss	$(2,337,025)	$(8,295,833)	$(10,632,858)
Change in fair value of derivative instrument	$1,205,679	$7,839,881	$9,045,560
Non-cash interest expense	$330,421	$455,952	$786,373

	Consolidated Statements of Changes in Stockholders' Deficit for the year ended June 30, 2012
	Previously
	Reported	Adjustments	As Restated
Derivative liability related to notes converted	$838,067	$625,671	$1,463,738
Forgiveness of convertible notes - shareholder	$56,251	$725,885	$782,136

NOTE 17 – SUBSEQUENT EVENT

July 13, 2012 - 28,430,000 common shares issued for conversion of $ 9,350 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

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

August 21, 2012 – 21,000,000 common shares issued for conversion of $ 4,200 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 17, 2012 – 30,000,000 common shares issued for conversion of $ 6,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

October 2, 2012 – 14,250,000 common shares issued for conversion of $ 2,850 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

November 16, 2012 - The Company issued promissory notes to an accredited investor for a cash investment of $ 58,000 into the Company, a form which is convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0014, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase an additional 41,000,000 shares of common stock at $ 0.0014 .

November 29, 2012 - 49,192,308 common shares issued for conversion of $ 9,838 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

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

On February 20, 2013 - The Company issued 20 million common shares for conversion of $ 4,000 of convertible debt relating to notes dated March 31, 2009. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 890,774 shares for the exercise of warrants. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 4,225,000 common shares for conversion $ 845 convertible note dated June 8, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 188,175 shares for the exercise of warrants relating to a warrant agreement entered into on June 8, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 20,000,000 common shares for conversion of $ 4,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 2,816,901 common shares for conversion of debt relating to notes dated May 9, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 6, 2013 – The Company announced it has received an investment led by a strategic partner. Under the terms of the agreement the three investor groups purchased 550,674,510 restricted common shares for a price $ 307,500 . The company received gross proceeds of $ 307,500 upon closing as there were no sales commissions or brokerage fees paid to any party. The Company plans to offer up to an additional 39,059,490 common stock at similar terms and may from time to time complete additional investor common stock purchase agreements. Securities purchased in this Offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Company reserves the right to accept or reject any subscription in its sole discretion for any reason whatsoever and to withdraw this Offering at any time prior to the acceptance of the subscriptions received. Subscription funds paid by a Subscriber whose subscription is rejected will be returned promptly without interest or deduction. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

On April 3, 2013, the Company reached an agreement with the holder of its revolving credit line. The parties agreed it was in the best interest of both parties to cancel repayment of $ 236,397 of the balance of the revolving credit line carrying a percent simple annualized interest, due and payable on December 31, 2014.

On May 17, 2013, as also disclosed in the Medical Alarm Concepts Holdings, Inc. (the “Company”) definitive Schedule 14C Information Statement dated May 17, 2013, a majority in interest of the Common Stock holders approved an amendment to its Articles of Incorporation. The amendment is effective upon the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. On June 7, 2013, the Company filed an Amendment to its Articles of Incorporation (the "Amendment") with the Nevada Secretary of State, affecting the increase of its authorized number of shares of Common Stock (the “Authorized Share Increase). This amendment to the Company’s Articles of Incorporation increased the number of the Company’s authorized shares of common stock, par value $ 0.001 per share, from 800,000,000 to 1,400,000,000 .

On May 28, 2013, the Company entered into an agreement with holders of its convertible debentures canceling all remanding warrants outstanding related to convertible notes dated March 2009 and all convertible notes dated at any time during 2011, 2012, or 2013. As of this date, all warrants outstanding have been cancelled.

On June 6, 2013 and June 18, 2013 - The Company issued a total of 25,000,000 common shares for conversion of $ 5,000 of debt relating to notes dated July 27, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

June 24, 2013, the company issued 69 million shares for conversion of $ 13,800 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On June 25, 2013, the Company issued 481,674,510 restricted shares to various investors. The Company received total proceeds of $ 277,500 . Securities purchased in this offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

On August 13, 2013 – The Company announced it has received $ 22,500 from Allround Corp, the remaining gross proceeds of an investment led by a strategic partner. Under the terms of the agreement three other investor groups purchased 533,764,510 restricted common shares for a price $ 307,500 . The company received gross proceeds of $ 22,500 upon closing as there were no sales commissions or brokerage fees paid to any party. The Company plans to issue an additional 39,059,490 common stock at similar terms. Securities purchased in this Offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2013, the Company issued 7,269,231 restricted common shares to various investors for $ 16,400 . Securities purchased in this offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

\