Form 10-Q
period 2012-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-04-22
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

N/A
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2014
Common Stock, $0.001 par value per share	5,519,177 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,660	$20,577
Accounts receivable	26,488	815
Inventory	28,967	52,042
Loan receivable	—	60,000
Total current assets	58,115	133,434

NON-CURRENT ASSETS
Property and equipment, net	9,652	10,964
Intangible assets, net	1,236,415	1,256,041
Total non-current assets	1,246,067	1,267,005

Total assets	$1,304,182	$1,400,439

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$7,154,102	$8,043,577
Accounts payable	88,497	122,972
Deferred revenue	99,112	68,148
Credit line payable - related party	618,844	629,594
Accured expenses and other current liabilities	143,359	87,572
Total current liabilities	8,103,914	8,951,863
NON-CURRENT LIABILITIES
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	202,347	196,323
Total non-current liabilities	2,702,347	2,696,323

Total liabilities	10,806,261	11,648,186

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized 880,578 shares and 717,103 shares issued and outstanding on September 30, 2012 and June 30, 2012, respectively	88	72
Additional paid-in capital	8,148,542	7,407,291
Accumulated deficit	(17,650,710)	(17,655,111)
Total stockholders' deficit	(9,502,079)	(10,247,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,304,182	$1,400,439

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,
	2012	2011
Revenue	$144,652	$38,115
Cost of revenue	69,520	12,858
Gross profit	75,132	25,257

Operating expenses
Selling expense	41,314	26,854
General and administrative	158,678	297,311
Total operating expenses	199,992	324,165
Loss from operations	(124,860)	(298,908)

Other (income) expense
Change in fair value of derivative instrument	(201,308)	4,161,159
Gain on debt extinguishment	(15,817)	—
Interest expense	87,864	725,406
Gain on sale of subscriber accounts	—	(128,362)
Total other (income) loss	(129,261)	4,758,203

Income (Loss) before income tax	4,401	(5,057,111)
Income tax provision	—	—
Net income (loss)	$4,401	$(5,057,111)

Net loss per common share - basic and diluted	$0.01	$(10.84)
Weighted average number of common shares - basic and diluted	796,266	466,468

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,
	2012	2011
Net income (loss)	$4,401	$(5,057,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instrument	(201,308)	4,161,159
Gain on extinguishment of debt	(15,817)	—
Amortization of patent	19,626	19,626
Non-cash interest	32,424	649,274
Amortization of stock compensation expense	28,267	—
Depreciation	1,312	1,313
Change in operating assets and liabilities
Accounts receivable	(25,673)	(1,642)
Inventory	23,075	7,969
Accounts payable	(34,475)	(2,070)
Accrued expenses	55,787	60,385
Deferred revenue	30,964	(59,836)
Net Cash Used in Operating Activities	(81,417)	(220,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from loan receivable	60,000	—
Proceeds from convertible notes	—	222,208
Proceeds from issuance of common stock, net of costs	14,250	—
Repayment of credit line - related party	(10,750)	—
Net Cash Provided By Financing Activities	63,500	222,208

NET INCREASE (DECREASE) IN CASH	(17,917)	1,275

CASH AT BEGINNING OF PERIOD	20,577	22

CASH AT END OF PERIOD	$2,660	$1,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$37,500	$86,000

Cash paid for income taxes	$—	$—

Conversion of convertible notes to common stock	$26,400	$—

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$688,167	$—

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

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. (a) The consolidated balance sheet as of June 30, 2012, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Certain amounts included in prior period financial statements have been reclassified to conform with current period financial statements presentation.

Reverse Split

On February 14, 2014, the company filed a Certificate of Change with the State of Nevada to effect a 1-for-800 reverse stock split on the issued and outstanding preferred and common stock. All relevant information relating to numbers of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of September 30, 2012.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of September 30, 2012.

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

On January 1, 2009, the Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for certain freestanding warrants that contain exercise price adjustment features.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012.

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

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, as of September 30, 2012, the Company has working capital deficit of $8,045,799; did not generate cash from its operations; had stockholders’ deficit of $9,502,079 and had operating loss for past three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On September 24, 2013, this due date was extended to June 30, 2014.

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The patent is being amortized over its estimated useful life. During the year ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $19,626 and $19,626 for the quarter ended September 30, 2012 and 2011 respectively.

Patent, stated at cost, less accumulated amortization at September 30, 2012 and June 30, 2012, consisted of the following:

	September 30, 2012	June 30, 2012
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,263,585)	(1,243,959)
	$1,236,415	$1,256,041

6.	CREDIT LINE – RELATED PARTY

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

As of September 30, 2012, the amount of borrowing under the credit line was $618,844.

7.	CONVERTIBLE NOTES PAYABLE

During the quarter ended September 30, 2012, convertible notes with total face amount of $26,400 were converted into shares of common stocks.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2012	347,610
Convertible notes issued	—
Convertible notes converted	(26,400)
Total	321,210
Less: debt discount	(118,863)
Balance at September 30, 2012	202,347

8.	COMMON STOCK

During three months ended September 30, 2012, the Company issued 17,100,000 shares (21,375 shares after reverse split) of common stocks for $14,250 of cash.

During the current period, 113,680,000 shares (142,100 shares after reverse split) of common stocks were issued to various investors resulting from their conversion of $26,400 convertible notes.

On January 13, 2014, the Company filed an Amendment to its Articles of Incorporation (the "Amendment") with the Nevada Secretary of State, effecting the increase of its authorized number of shares of Common Stock. This amendment to the Company’s Articles of Incorporation increased the number of the Company’s authorized shares of common stock, par value $0.0001 per share, from 1,400,000,000 to 16,000,000,000.

On February 14, 2014, the Company filed a Certificate of Change (the “Certificate”), pursuant to Nevada Revised Statutes (the “NRS”) Section 78.209 and the Company’s Reverse Stock Split of its Preferred Series A stock, Preferred Series B stock, and Common Stock, all at the par value of $0.0001 per share, at a ratio of 1-for-800 (the “Reverse Stock Split”) took effective. No fractional shares issued, and no cash or other consideration will be paid. Instead, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. See Note 12 “Subsequent Event.”

As a result of increasing authorized number of common stocks and Reverse Stock Split, number of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock are presented by the following table.

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Par value	Authorized No. of shares	September 20, 2012	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	880,578	717,103

9.	WARRANTS

On August 3, 2012, a related party agreed to forgive warrants to purchase 59,606,148 shares (prior to Reverse Stock Split) of common stock. The exercise of warrants forgiven ranged from $0.0002 to $ $0.0018 per share. Fair market value of warrants forgiven was classified as derivative liability totaled $178,816 and was recorded as additional paid-in capital.

On August 3, 2012, an investor agreed to forgive warrants to purchase 1,219,512 shares (prior to Reverse Stock Split) of common stock. The exercise of warrants forgiven were $0.0002 per share. Fair market value of warrants forgiven was classified as derivative liability totaled $3,659 and was recorded as additional paid-in capital.

Stock warrant activities for the three months ended September 30, 2012 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at June 30, 2012	139,683,763	0.0002
Granted	—
Exercised	—
Forgiven	60,825,660	0.0002
Outstanding at September 30, 2012	78,858,103	0.0002

10.	DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	342.6% - 409.94%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between 0.0018 and $0.0002 per share	As set forth by each promissory note agreement

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ended September 30, 2012, the Company recognized a gain on extinguishment of $15,817 from the conversion of convertible debt with a bifurcated conversion option.

11.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the quarter ended September 30, 2012 and 2011 to the Company’s effective tax rate is as follows:

	Three months ended September 30,
	2012	2011
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Three months ended September 30,
	2012	2011
Federal:
Current	$-	$-
Deferred	(72,326)	(492,356)
State and local:
Current	-	-
Deferred	(21,251)	(144,666)
Change in valuation allowance	93,577	637,022
Income tax provision (benefit)	$-	$-

As of September 30, 2012, the Company had approximately $9.6 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

12.	CONCENTRATIONS

The Company had only one supplier during the three months ended September 30, 2012 and 2011, respectively.

13.	SUBSEQUENT EVENT

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

On December 15, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”) with the holder of its credit line and major shareholders. Under the terms of the agreement, all of the Company’s credit line and accrued interests on credit line were forgiven and all of the convertible debt would be converted to common shares, except for the balance of $25,908.07.

In exchange for the credit line cancellation and the conversion of convertible debt, both parties agreed on the following terms: 1) the management team agreed to modify its September 19, 2011 agreement with the Company giving up all anti-dilution rights, 2) the Company agreed to take steps to increase the number of authorized shares to accommodate the debt conversions and would complete a reverse split of its shares, 3) The Company would file a registration statement with the SEC, and 4) the Company would continue to file past due periodic reports with the SEC on Forms 10-Q and 10-K in order to return the Company to full reporting status, a process that is already well underway.

On January 13, 2014, the Company filed an Amendment to its Articles of Incorporation (the "Amendment") with the Nevada Secretary of State, effecting the increase of its authorized number of shares of Common Stock. This amendment to the Company’s Articles of Incorporation increased the number of the Company’s authorized shares of common stock, par value $0.001 per share, from 1,400,000,000 to 16,000,000,000.

MEDICAL ALARM CONCEPTS HOLDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On February 14, 2014, the Company filed a Certificate of Change (the “Certificate”), pursuant to Nevada Revised Statutes (the “NRS”) Section 78.209 and the Company’s Reverse Stock Split of its Preferred Series A stock, Preferred Series B stock, and Common Stock, all at the par value of $0.0001 per share, at a ratio of 1-for-800 (the “Reverse Stock Split”) took effective. No fractional shares issued, and no cash or other consideration will be paid. Instead, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

As a result of the increase of Amendment increasing authorized number of common stocks and Reverse Stock Split, number of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock are presented by the following table.

	Par value	Authorized No. of shares	September 20, 2012	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	880,578	717,103

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. In mid October 2013 the Company began another retail promotion in the Costco Connection magazine. The MediPendant® has now received 28 product reviews on the retailer's website, 20 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

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

The Company recently received an investment led by strategic partner, JTT-EMS LTD of Shijiazhuang, China. Under the terms of the investment, JTT-EMS LTD purchased Common Stock in a private placement transaction and has indicated to the Company that it plans to hold these shares as a long-term investment. The financing, including additional investments by current shareholders, are total up to approximately $330,000. There are no warrants or options associated with this investment. As more fully noted below, funds received will primarily be used to rebuild inventory levels to meet the growing demand and to pay professional fees associated with returning the Company to fully reporting status.

On December 15, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”) with the holder of its credit line and major shareholders. Under the terms of the agreement, all of the Company’s credit line and accrued interests on credit line were forgiven and all of the convertible debt would be converted to common shares, except for the balance of $25,908.07.

In exchange for the credit line cancellation and the conversion of convertible debt, both parties agreed on the following terms: 1) the management team agreed to modify its September 19, 2011 agreement with the Company giving up all anti-dilution rights, 2) the Company agreed to take steps to increase the number of authorized shares to accommodate the debt conversions and would complete a reverse split of its shares, 3) The Company would file a registration statement with the SEC, and 4) the Company would continue to file past due periodic reports with the SEC on Forms 10-Q and 10-K in order to return the Company to full reporting status, a process that is already well underway.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $8,045,799, did not generate cash from its operations, had stockholders’ deficit of $9,502,079 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended September 30, 2012 and 2011

Net Sales

Net sales generated during the quarters ended September 30, 2012 and 2011 was $144,652 and $38,115, respectively; representing a 280% or $106,537 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During first quarter of 2012 and 2011, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended September 30, 2012 and 2011 were $69,520 and $12,858, respectively, representing a 441% or $56,662 increase. The increase of cost of sales was mainly due to increase of revenue and the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during quarters ended September 30, 2012 and 2011 was $75,132 and $25,257, representing an 197% or $49,875 increase. The gross profit margin for 2012 and 2011was 52% and 66%, respectively. The decrease in gross profit margin was mainly due to the 280% increase in net sales, which was not enough to offset the 441% increase in cost of sales.

General and Administration

General and administrative expenses for quarters ended September 30, 2012 and 2011 were $158,678 and $297,311, respectively; representing 47% or $138,633 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during quarters ended September 30, 2012 and 2011 was $41,314 and $26,854, respectively. The $14,460 was a 54% increase compared to the previous period. During quarter ended September 30, 2012, the Company expanded its marketing efforts, which incurred increased amount of selling expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $201,308 and incurred expense of $4,161,159 expense during quarters ended September 30, 2012 and 2011, respectively. This was due to a lower value of the derivative liability at September 30, 2012 and a higher value of the derivative liability at September 30, 2011. During the quarter ended September 30, 2012, several of the Company’s convertible notes were converted into shares of common stocks and 60,825,660 shares of warrants were cancelled.

Interest Expense

Interest expense for the quarter ended September 30, 2012 and 2011 were $87,864 and $725,406, respectively. The decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Gain on Sale of Subscriber Accounts

Gain on Sale of Subscriber Accounts for three months ended September 30, 2012 and 2011 was $nil and $128,362 and, respectively. In three month ended September 30, 2011, the Company sold certain subscriber accounts and received the gross proceeds of $128,362.

Net Income (Loss)

Net income generated during quarter ended September 31, 2012 was $4,401, comparably, during the same period of 2011, the Company incurred net loss of $5,057,111, for the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2012 and June 30, 2012, we had $2,660 and $20,577 in cash, respectively.

During quarter ended September 30, 2012, operating activities used net cash of $81,417; comparably, during the same period of 2011, the Company’s operating activities used net cash of $220,933. Main reasons for the change in net cash of operating activities were outlined below:

1.	Changes in fair value of derivative instrument during quarter ended September 30, 2012 generated non-cash income of $201,308; comparably, during the same period of 2011, such change incurred non-cash expense of $4,161,159;
2.	During quarter ended September 30, 2012 and 2011, amortization of discount on convertible notes and interest expense incurred non-cash expense of $32,424 and $649,274, respectively.
3.	During three months ended September 30, 2012 and 2011, the Company used $34,475 and $2,070 to repay its accounts payable.
4.	During three months ended September 30, 2012, the increase of deferred revenue generated cash inflow of $30,964; comparably, during the same period of 2011, the decrease of deferred revenue caused cash outflow of $59,836.

During quarter ended September 30, 2012 and 2011, financing activities generated net cash inflow of $63,500 and $222,208, respectively. Main reasons for the change in net cash provided in financing activities were outlined below:

1.	During three months ended September 30, 2011, the Company raised $222,208 by issuing several promissory notes to a number of accredited investors; The Company did not issue any promissory notes during the same period of 2012.
2.	During quarter ended September 30, 2012, the Company raised $14,250 through issuing common stocks to various investors; there was no transaction in similar nature during the same period of 2011;
3.	During three months ended September 30, 2012, the Company repaid $10,750 to its credit line.
4.	During the current quarter, the Company received $60,000 from the collection of outstanding loan receivable.

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

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2012. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

The specific material weakness identified by the Company’s management as of September 30, 2012 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition, or future results. During the three months ended September 30, 2012, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	April 22, 2014	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	April 22, 2014	Director
Allen Polsky