Form 10-Q
period 2012-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-05-06
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common Stock, $0.001 par value per share	5,519,177 shares

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$20,577
Accounts receivable, net of allowance of $30,240 and $nil	29,077	815
Inventory	35,545	52,042
Loan receivable	-	60,000
Total current assets	64,622	133,434

NON-CURRENT ASSETS
Property and equipment, net	8,339	10,964
Intangible assets, net	1,216,790	1,256,041
Total non-current assets	1,225,129	1,267,005
Total assets	$1,289,751	$1,400,439

LIABILITIES AND STOCKHOLDRS’ DEFICIT
CURRENT LIABILITIES
Derivative liability	$3,488,569	$8,043,577
Accounts payable	115,044	122,972
Deferred revenue	135,484	68,148
Credit line payable - related party	618,844	629,594
Accured expenses and other current liabilities	160,663	87,572
Total current liabilities	4,518,604	8,951,863
NON-CURRENT LIABILITIES
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	228,557	196,323
Total non-current liabilities	2,728,557	2,696,323
Total liabilities	7,247,161	11,648,186

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized 942,068 shares and 717,103 shares issued and outstanding on December 31, 2012 and June 30, 2012, respectively	94	72
Additional paid-in capital	8,319,770	7,407,291
Accumulated deficit	(14,277,274)	(17,655,111)
Total stockholders’ deficit	(5,957,410)	(10,247,747)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,289,751	$1,400,439

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
Revenue	$140,713	$79,546	$285,365	$117,661
Cost of revenue	74,434	36,869	143,954	49,727
Gross profit	66,279	42,677	141,411	67,934

Operating expenses
Selling expense	63,131	3,695	104,445	30,549
General and administrative	106,961	94,029	265,639	391,340
Total operating expenses	170,092	97,724	370,084	421,889
Loss from operations	(103,813)	(55,047)	(228,673)	(353,955)

Other (income) expense
Change in fair value of derivative instrument	(3,764,812)	27,295,815	(3,966,120)	31,456,974
Interest expense	297,017	80,260	384,881	805,666
Gain on sale of subscriber accounts	-	-	-	(128,362)
Gain on debt extinguishment	(9,454)	-	(25,271)	-
Total other (income) loss	(3,477,249)	27,376,075	(3,606,510)	32,134,278

Income (loss) before income tax	3,373,436	(27,431,122)	3,377,837	(32,488,233)
Income tax provision	-	-	-	-
Net income (loss)	$3,373,436	$(27,431,122)	$3,377,837	$(32,488,233)

Net loss per common share - basic and diluted	$3.82	$(54.09)	$3.98	$(66.74)
Weighted average number of common shares - basic and diluted	881,997	507,131	849,450	486,799

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the six months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$3,377,837	$(32,488,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	28,267	23,946
Change in fair value of derivative instrument	(3,966,120)	31,456,974
Gain on debt extinguishment	(25,272)	0
Amortization of patent	39,251	39,252
Amortization of discount on convertible notes and interest expense	271,751	686,696
Depreciation	2,625	2,625
Change in operating assets and liabilities
Accounts receivable	(28,262)	(2,226)
Inventory	16,497	10,537
Accounts payable	(7,928)	4,184
Accrued expenses	73,091	68,874
Deferred revenue	67,336	(24,700)
Net Cash Used in Operating Activities	(150,927)	(222,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from loan receivable	60,000	-
Proceeds from convertible notes	58,000	222,208
Proceeds from issuance of common stock, net of costs	23,100	-
Repayment of credit line	(10,750)	-
Net Cash Provided By Financing Activities	130,350	222,208

NET INCREASE (DECREASE) IN CASH	(20,577)	137

CASH AT BEGINNING OF PERIOD	20,577	22

CASH AT END OF PERIOD	$-	$159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$75,000	$111,000

Cash paid for income taxes	$-	$-

Conversion of convertible notes to common stock	$36,238	$3,720

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$642,372	$8,178

Derivative liability classified to additional paid-in capital upon forgiveness of warrants	$182,475	$-

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of December 31, 2012.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of December 31, 2012.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012.

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

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, as of December 31, 2012, the Company has working capital deficit of $4,453,982; did not generate cash from its operations; had stockholders’ deficit of $5,957,410 and had operating loss for past three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On March 29, 2014, this due date was extended to June 30, 2014.

The patent is being amortized over its estimated useful life. During the year ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $19,626 and $19,626 for the quarter ended December 31, 2012 and 2011 respectively.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Patent, stated at cost, less accumulated amortization at December 31, 2012 and June 30, 2012, consisted of the following:

	December 31, 2012	June 30, 2012
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,283,210)	(1,243,959)
	$1,216,790	$1,256,041

6.	CREDIT LINE – RELATED PARTY

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

7.	CONVERTIBLE NOTES PAYABLE

During the six months ended December 31, 2012, the Company issued convertible notes for total amount of $58,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0014, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date and due in November 15, 2014.

During the six months ended December 31, 2012, convertible notes with total face amount of $36,238 were converted to 170,725 shares of common stock.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2012	347,610
Convertible notes issued	58,000
Convertible notes converted	(36,238)
Total	369,372
Less: debt discount	(140,815)
Balance at December 31, 2012	228,557

8.	COMMON STOCK

During the six months ended December 31, 2012, 192,100 shares of common stocks were issued to various investors resulting from their conversion of $36,238 convertible notes.

During the six months ended December 31, 2012, 32,865 shares of common stocks were issued to various investors for $23,100 cash.

On January 13, 2014, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State, effecting the increase of its authorized number of shares of Common Stock. This amendment to the Company’s Articles of Incorporation increased the number of the Company’s authorized shares of common stock, par value $0.0001 per share, from 1,400,000,000 to 16,000,000,000.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As a result of increasing authorized number of common stocks and Reverse Stock Split, number of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock are presented by the following table.

	Par value	Authorized No. of shares	December 31, 2012	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	942,068	717,103

9.	WARRANTS

Stock warrant activities for the six months ended December 31, 2012 is summarized as follows:

Number of shares
	Prior to Reverse Stock Split	After Reverse Stock Split	Weighted average exercise price
Outstanding at June 30, 2012	139,683,763	174,605	0.0002
Granted	41,000,000	51,250	0.0014
Exercised	-
Forgiven	60,825,660	76,032	0.0002
Outstanding at December 31, 2012	119,858,103	149,823	0.0061

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount of $181,648 has been included as a component of interest expense in the statement of comprehensive loss. During the six months ended December 31, 2011, the Company recorded $31,456,974 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2012, the Company recorded other income of $3,962,651.

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	236.92% - 409.94%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between 0.0014 and $0.0002 per share	As set forth by each promissory note agreement
10

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ended December 31, 2012, the Company recognized a gain on extinguishment of $25,710 from the conversion of convertible debt with a bifurcated conversion option.

11.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended December 31, 2012 and 2011 to the Company’s effective tax rate is as follows:

	Six months ended December 31,
	2012	2011
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Six months ended December 31,
	2012	2011
Federal:
Current	$-	$-
Deferred	(139,510)	(102,202)
State and local:
Current	-	-
Deferred	(40,991)	(30,029)
Change in valuation allowance	180,502	132,231
Income tax provision (benefit)	$-	$-

As of December 31, 2012, the Company had approximately $9.6 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company had only one supplier during the three months ended December 31, 2012 and 2011, respectively.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

13.	SUBSEQUENT EVENT

In February 19, 2013 - The Company reached agreements with certain notes holders to cancel total 42,146 warrants.

On March 4, 2013 - The Company issued 1,113 shares for the exercise of warrants. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 5,281 common shares for conversion $845 convertible note dated June 8, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 235 shares for the exercise of warrants relating to a warrant agreement entered into on June 8, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 25,000 common shares for conversion of $4,000 of convertible debt. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 4, 2013 - The Company issued 3,521 common shares for conversion of debt relating to notes dated May 9, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

On March 6, 2013 – The Company announced it has received an investment led by a strategic partner. Under the terms of the agreement the three investor groups purchased 716,024 restricted common shares for a price of $330,000. The company received gross proceeds of $330,000 as there were no sales commissions or brokerage fees paid to any party. Securities purchased in this Offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

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

On June 6, 2013 and June 18, 2013 - The Company issued a total of 31,250 common shares for conversion of $5,000 of debt relating to notes dated July 27, 2011. The shares have not been registered under the Securities Act and were not registered or qualified in any jurisdiction.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On June 24, 3013, the Company issued 86,250 shares for conversion of $13,800 of convertible notes. The shares have not been registered under the Security Act and were not registered or qualified in any jurisdiction.

On August 14, 2013, the Company issued 9,086 restricted common shares to various investors for $13,050. Securities purchased in this offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

On December 31, 2013, the Company issued 318,467 shares of common stock for conversion of $50,955 of convertible notes.

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

On January 13, 2014, the Company filed an Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State, effecting the increase of its authorized number of shares of Common Stock. This amendment to the Company’s Articles of Incorporation increased the number of the Company’s authorized shares of common stock, par value $0.001 per share, from 1,400,000,000 to 16,000,000,000.

On February 5, 2014, the Company issued 50,000 shares of common stocks to a shareholder as compensation of consulting services provided to the Company.

On February 5, 2014, the Company issued 36,250 shares of common stocks to an investor as repayment of promissory note of $29,000, which was dated June 14, 2013.

On February 5, 2014, the Company issued 1,493,669 shares of common stocks to the Company’s management and various assignees pursuant to Global Settlement Agreement.

On February 06, 2014, the Company issued 2,123,930 shares of common stocks to various debt holders pursuant Global Settlement Agreement.

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

	Par value	Authorized No. of shares	December 31, 2012	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	942,068	717,103
14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended December 31, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and six months ended December 31, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company’s relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. In mid October 2013 the Company began another retail promotion in the Costco Connection magazine. The MediPendant® has now received 28 product reviews on the retailer’s website, 21 of which are “5 out of 5 Star” ratings. The average rating is “4.5 Stars” out of 5 Stars.

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

The Company expects calendar year 2014 to be one of continued growth in both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. We believe the growth rate and the positive operating cash flow we are currently realizing is sustainable into 2014 and beyond.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $4,453,982, did not generate cash from its operations, had stockholders’ deficit of $5,957,410 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended December 31, 2012 and 2011

Net Sales

Net sales generated during the quarters ended December 31, 2012 and 2011 was $140,713 and $79,546, respectively; representing a 77% or $61,167 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During second quarter of 2012 and 2011, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended December 31, 2012 and 2011 were $74,434 and $36,869, respectively, representing a 102% or $37,565 increase. The increase of cost of sales was mainly due to increase of revenue and the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during quarters ended December 31, 2012 and 2011 was $66,279 and $42,677, representing an 55% or $23,602 increase. The gross profit margin for second quarter of 2012 and 2011 was 47% and 54%, respectively. The decrease in gross profit margin was mainly due to the 77% increase in net sales, which was not enough to offset the 102% increase in cost of sales.

General and Administration

General and administrative expenses for quarters ended December 31, 2012 and 2011 were $106,961 and $94,029, respectively; representing 14% or $12,932 increase in general and administrative expense mainly due to the increased consulting and professional fees.

Selling Expenses

Selling expenses incurred during quarters ended December 31, 2012 and 2011 was $63,131 and $3,695, respectively. The $59,436 was a 1,609% increase compared to the previous period. During quarter ended December 31, 2012, the Company expanded its marketing efforts, which incurred increased amount of selling expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $3,764,812 and incurred expense of $27,295,815 expense during quarters ended December 31, 2012 and 2011, respectively. This was due to a lower value of the derivative liability at December 31, 2012 and a higher value of the derivative liability at December 31, 2011.

Interest Expense

Interest expense for the quarter ended December 31, 2012 and 2011 were $297,017 and $80,260, respectively. The increase in interest expense was mainly due to amount of interest expense of $203,230 recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Gain on Debt Extinguishment

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ended December 31, 2012, the Company recognized a gain on extinguishment of $9,454 from the conversion of convertible debt with a bifurcated conversion option.

Net Income (Loss)

Net income generated during quarter ended December 31, 2012 was $3,373,436, comparably, during the same period of 2011, the Company incurred net loss of $27,431,122, for the reasons stated above.

Results of Operations for Six Months Ended December 31, 2012 and 2011

Net Sales

Net sales generated during the six months ended December 31, 2012 and 2011 was $285,365 and $117,661, respectively; representing a 143% or $167,704 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During six months ended December 31, 2012 and 2011, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during six months ended December 31, 2012 and 2011 were $143,954 and $49,727, respectively, representing a 189% or $94,227 increase. The increase of cost of sales was mainly due to increase of revenue and the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during six months ended December 31, 2012 and 2011 was $141,411 and $67,934, representing an 108% or $73,477 increase. The gross profit margin for six months ended December 31, 2012 and 2011was 50% and 58%, respectively. The decrease in gross profit margin was mainly due to the 143% increase in net sales, which was not enough to offset the 189% increase in cost of sales.

General and Administration

General and administrative expenses for six months ended December 31, 2012 and 2011 were $265,639 and $391,340, respectively; representing 32% or $125,701 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during six months ended December 31, 2012 and 2011 was $104,445 and $30,549, respectively. The $73,896 was a 242% increase compared to the previous period. During six months ended December 31, 2012, the Company expanded its marketing efforts, which incurred increased amount of selling expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $3,966,120 and incurred expense of $31,456,974 expense during six months ended December 31, 2012 and 2011, respectively. This was due to a lower value of the derivative liability at December 31, 2012 and a higher value of the derivative liability at December 31, 2011.

Interest Expense

Interest expense for the six months ended December 31, 2012 and 2011 were $384,881 and $805,666, respectively. The decrease in interest expense was mainly due to decrease amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Gain on Debt Extinguishment

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ended December 31, 2012, the Company recognized a gain on extinguishment of $25,271 from the conversion of convertible debt with a bifurcated conversion option.

Gain on Sale of Subscriber Accounts

Gain on Sale of Subscriber Accounts for three months ended September 30, 2012 and 2011 was $nil and $128,362 and, respectively. In three month ended September 30, 2011, the Company sold certain subscriber accounts and received the gross proceeds of $128,362.

Net Income (Loss)

Net income generated during six months ended December 31, 2012 was $3,377,837, comparably, during the same period of 2011, the Company incurred net loss of $32,488,233, for the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2012 and June 30, 2012, we had $nil and $20,577 in cash, respectively.

During six months ended December 31, 2012, operating activities used net cash of $150,927; comparably, during the same period of 2011, the Company’s operating activities used net cash of $222,071. Main reasons for the change in net cash of operating activities were outlined below:

1.	Changes in fair value of derivative instrument during six months ended December 31, 2012 generated non-cash income of $3,966,120; comparably, during the same period of 2011, such change incurred non-cash expense of $31,456,974;
2.	During six months ended December 31, 2012 and 2011, amortization of discount on convertible notes and interest expense incurred non-cash expense of $271,751 and $686,696, respectively.
3.	During six months ended December 31, 2012, the increase of deferred revenue generated cash inflow of $67,336; comparably, during the same period of 2011, the decrease of deferred revenue caused cash outflow of $24,700.

During six months ended December 31, 2012 and 2011, financing activities generated net cash inflow of $130,350 and $222,208, respectively. Main reasons for the change in net cash provided in financing activities were outlined below:

1.	During six months ended December 31, 2011, the Company raised $222,208 by issuing several convertible notes to a number of accredited investors, compare with $58,000 convertible notes issued during the same period of 2012.
2.	During six months ended December 31, 2012, the Company raised $23,100 through issuing common stocks to various investors; there was no transaction in similar nature during the same period of 2011;
3.	During six months ended December 31, 2012, the Company repaid $10,750 to its credit line.
4.	During the current period, the Company received $60,000 from the collection of outstanding loan receivable.

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

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of December 31, 2012. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

The specific material weakness identified by the Company’s management as of December 31, 2012 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.
●	The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition, or future results. During the three and six months ended December 31, 2012, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State.	Filed as Exhibit to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.	3.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	May 6, 2014 Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	May 6, 2014 Director
Allen Polsky
23