Form 10-Q
period 2013-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-05-29
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 333-153290

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2014
Common Stock, $0.001 par value per share	5,519,177 shares

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

medical alarm concepts holdings, inc.

consolidated balance sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$81,529	$20,577
Accounts receivable, net of allowance of $30,240 and $nil	55,304	815
Inventory	1,271	52,042
Loan receivable	—	60,000
Prepaid expense	87,684	—
Total current assets	225,788	133,434

NON-CURRENT ASSETS
Property and equipment, net	7,027	10,964
Intangible assets, net	1,197,164	1,256,041
Total non-current assets	1,204,191	1,267,005

Total assets	$1,429,979	$1,400,439

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$2,973,388	$8,043,577
Accounts payable	59,128	122,972
Deferred revenue	200,345	68,148
Credit line payable - related party	618,844	629,594
Accured expenses and other current liabilities	471,058	87,572
Total current liabilities	4,322,763	8,951,863
NON-CURRENT LIABILITIES
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	258,385	196,323
Total non-current liabilities	2,758,385	2,696,323

Total liabilities	7,081,148	11,648,186

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized 977,219 shares and 717,103 shares issued and outstanding on March 31, 2013 and June 30, 2012, respectively	98	72
Additional paid-in capital	8,520,615	7,407,291
Accumulated deficit	(14,171,883)	(17,655,111)
Total stockholders' deficit	(5,651,169)	(10,247,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,429,979	$1,400,439
See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
Revenue	$179,110	$45,624	$464,475	$163,285
Cost of revenue	105,049	77,217	249,003	126,944
Gross profit	74,061	(31,593)	215,472	36,341

Operating expenses
Selling expense	73,720	18,329	178,165	48,878
General and administrative	113,769	200,491	379,408	591,831
Total operating expenses	187,489	218,820	557,573	640,709
Loss from operations	(113,429)	(250,413)	(342,102)	(604,368)

Other (income) expense
Change in fair value of derivative instrument	(324,176)	(19,927,535)	(4,290,296)	11,529,439
Interest expense	105,356	101,842	490,237	907,508
Gain on sale of subscriber accounts	—	—	—	(128,362)
Gain on debt extinguishment	—	—	(25,271)	—
Other expense	—	80,000	—	80,000.00
Total other (income) loss	(218,820)	(19,745,693)	(3,825,330)	12,388,585

Income (loss) before income tax	105,391	19,495,280	3,483,228	(12,992,953)
Income tax provision	—	—
Net income (loss)	$105,391	$19,495,280	$3,483,228	$(12,992,953)

Net loss per common share - basic and diluted	$0.11	$35.44	$3.94	$25.59
Weighted average number of common shares - basic and diluted	943,108	550,050	883,336	507,729

See accompanying notes to the consolidated financial statements.

medical alarm concepts holdings, inc.

consolidated statements of cash flows

(Unaudited)

	For the nine months ended March 31,
	2013	2012
Net loss	$3,483,228	$(12,992,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	28,267	51,267
Change in fair value of derivative instrument	(4,290,297)	11,529,439
Gain on debt extinguishment	(25,271)	—
Amortization of patent	58,877	58,877
Non-cash interest expense	311,424	724,119
Depreciation	3,937	3,938
Bad debt expense	—	80,000
Change in operating assets and liabilities
Accounts receivable	(54,489)	(1,924)
Inventory	50,771	12,651
Prepaid expenses	(87,684)	—
Accounts payable	(63,844)	(31,679)
Accrued expenses	103,486	61,851
Deferred revenue	132,197	(9,171)
Net Cash Used in Operating Activities	(349,398)	(513,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from loan receivable	60,000	(140,000)
Proceeds from convertible notes	58,000	222,208
Proceeds from credit line	—	435,294
Proceeds from issuance of common stock, net of costs	23,100	—
Deposit for stock to be issued	280,000	—
Repayment of credit line	(10,750)	—
Net Cash Provided By Financing Activities	410,350	517,502

NET INCREASE IN CASH	60,952	3,917

CASH AT BEGINNING OF PERIOD	20,577	22

CASH AT END OF PERIOD	$81,529	$3,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$75,000	$148,500

Cash paid for income taxes	$—	$—

Conversion of convertible notes to common stock	$46,083	$14,120

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$792,646	$436,978

Derivative liability classified to additional paid-in capital upon forgiveness of warrants	$259,443	$—

See accompanying notes to the consolidated financial statements.

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS

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

Inventory

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary,records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of March 31, 2013.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of March 31, 2013.

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

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013.

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

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

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

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, as of March 31, 2013, the Company has working capital deficit of $4,096,975; did not generate cash from its operations; had stockholders’ deficit of $5,401,170 and had operating loss for past three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The patent is being amortized over its estimated useful life. During the year ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $19,626 and $19,626 for the quarter ended March 31, 2013 and 2012 respectively.

Patent, stated at cost, less accumulated amortization at March 31, 2013 and June 30, 2012, consisted of the following:

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2013	June 30, 2012
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,302,836)	(1,243,959)
	$1,197,164	$1,256,041

6.	CREDIT LINE – RELATED PARTY

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

During the nine months ended March 31, 2013, the Company issued convertible notes for total amount of $58,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0014, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date and due in November 15, 2014.

During the nine months ended March 31, 2013, convertible notes with total face amount of $46,083 were converted to 204,527 shares of common stock.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2012	347,610
Convertible notes issued	58,000
Convertible notes converted	(46,083)
Total	359,527
Less: debt discount	(101,142)
Balance at March 31, 2013	258,385

8.	COMMON STOCK

During the nine months ended March 31, 2013, 227,251 shares of common stocks were issued to various investors resulting from their conversion of $46,083 convertible notes.

During the nine months ended March 31, 2013, 32,865 shares of common stocks were issued to various investors for $23,100 cash.

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

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	Par value	Authorized No. of shares	March 31, 2013	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	977,219	717,103

9.	WARRANTS

Stock warrant activities for the six months ended March 31, 2013 is summarized as follows:

	Number of shares
	Prior to Reverse Stock Split	After Reverse Stock Split	Weighted average exercise price
Outstanding at June 30, 2012	139,683,763	174,605	0.0002
Granted	41,000,000	51,250	0.0014
Exercised	1,181,707	1,477	0.0002
Forgiven	94,542,269	118,178	0.0012
Outstanding at March 31, 2013	84,959,787	106,200	0.0004

On August 3, 2012, a shareholder agreed to forgive warrants to purchase 59,606,148 shares (prior to Reverse Stock Split) of common stock. The exercise prices of warrants forgiven ranged from $0.0002 to $ $0.0018 per share. Fair market value of warrants forgiven was classified as derivative liability totaled $178,816 and was recorded as additional paid-in capital.

On August 3, 2012, an investor agreed to forgive warrants to purchase 1,219,512 shares (prior to Reverse Stock Split) of common stock. The exercise prices of warrants forgiven were $0.0002 per share. Fair market value of warrants forgiven was classified as derivative liability totaled $3,659 and was recorded as additional paid-in capital.

On February 19, 2013, a shareholder agreed to forgive warrants to purchase 33,716,609 shares (prior to Reverse Stock Split) of common stock. The exercise prices of warrants forgiven ranged from $0.0002 to $0.0014 per share. Fair market value of warrants forgiven was classified as derivative liability totaled $76,968 and was recorded as additional paid-in capital.

On March 4, 2013, two investors exercised warrants to purchase 1,181,707 shares (prior to Reverse Stock Split) of common stocks on cashless basis. Resulting from their conversion, the Company issued 1,078,949 (prior to Reverse Stock Split) shares of common stocks to them.

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount of $203,230 and $637,600 has been included as a component of interest expense in the statement of comprehensive loss during the three months ended March 31, 2013 and 2012, respectively. During the nine months ended March 31, 2012, the Company recorded $11,529,439 into other expense, resulting from changes of fair value of derivative instrument; comparably during the same period of 2013, the Company recorded other income of $4,290,296.

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	223.68% - 409.94%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between 0.0014 and $0.0002 per share	As set forth by each promissory note agreement

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ended March 31, 2013, the Company recognized a gain on extinguishment of $25,271 from the conversion of convertible debt with a bifurcated conversion option.

11.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended March 31, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Nine months ended March 31,
	2013	2012
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Nine months ended March 31,
	2013	2012
Federal:
Current	$—	$—
Deferred	(74,387)	(685,900)
State and local:
Current	—	—
Deferred	(21,857)	(201,534)
Change in valuation allowance	96,244	887,434
Income tax provision (benefit)	$—	$—

As of March 31, 2013, the Company had approximately $9.6 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company files U.S. federal and states of Pennsylvania tax returns that are subject to audit by tax authorities beginning with the year ended June 30, 2008. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

12.	CONCENTRATIONS

The Company had only one supplier during the three months ended March 31, 2013 and 2012, respectively.

13.	SUBSEQUENT EVENT

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

On June 25, 2013, the Company issued 602,093 shares of common stock to various investors for $227,500.

On August 14, 2013, the Company issued 9,086 restricted common shares various investors for $13,050. Securities purchased in this offering may not be transferred or resold except as permitted under The Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption therefrom. Securities purchased in this Offering will be legended to reflect the foregoing rights and obligations. The Securities Purchase Agreement contains customary representations and warranties and covenants of the Company and the Buyers. Pursuant to the terms of the Securities Purchase Agreement, the Company has agreed to provide customary indemnification to the Buyers, their affiliates and agents against certain liabilities.

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

(table of contents)	MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

On February 5, 2014, the Company issued 113,931 shares of common stock to two investors for $52,500.

On February 5, 2014 the Company issued 50,000 shares of common stocks to a shareholder as compensation of consulting services provided to the Company.

On February 5, 2014, the Company issued 36,250 shares of common stocks to an investor as repayment of promissory note of $29,000, which was dated June 14, 2013.

On February 5, 2014, the Company issued 1,493,669 shares of common stocks to the Company’s management and various assignees pursuant to Global Settlement Agreement.

On February 6, 2014, the Company issued 1,805,463 shares of common stocks to various debt holders pursuant Global Settlement Agreement.

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

	Par value	Authorized No. of shares	March 31, 2013	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	977,219	717,103

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and six months ended March 31, 2013 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. In mid October 2013 the Company began another retail promotion in the Costco Connection magazine. The MediPendant® has now received 28 product reviews on the retailer's website, 21 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

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

Medical Alarm Concepts has recently signed a supply and services contract with Coventry Health Care, Inc., which was recently acquired by Aetna Insurance (NYSE:ATA) a diversified and national company, which operates health plans, insurance companies, network rental and workers? compensation services companies. Under the terms of the agreement,the Company will become the provider of personal medical alarms for Coventry Health Care and its Medicare/Medicaid programs. As part of this new contract, Coventry Health Care, Inc. will offer the Company’s MediPendant® product and monthly monitoring services directly to subscribers of selected healthcare programs provided by Coventry. Additionally, the Company’s MediPendant® product has been included in several large Medicare and Medicaid related contracts on which Coventry Health Care, Inc. is bidding. The Company is expecting this contract to generate significant growth in revenue and earnings. As a result of gaining the contract, the Company plans to significantly expand its business operations in the areas of financial management, research and development, and logistics.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $4,096,975, did not generate cash from its operations, had stockholders’ deficit of $5,401,170 and had operating loss for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2012 and 2012

Net Sales

Net sales generated during the quarters ended March 31, 2013 and 2012 was $179,110 and $45,624, respectively; representing a 293% or $133,486 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended March 31, 2013 and 2012, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended March 31, 2013 and 2012 were $105,049 and $77,217, respectively, representing a 36% or $27,832 increase. The increase of cost of sales was mainly due to increase of revenue and the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during quarters ended March 31, 2013 and 2012 was $74,061 and gross loss of $31,593. The gross profit margin for quarters ended March 31, 2013, for the same period of 2012; gross loss margin was 69%, respectively. The increase in gross profit margin was mainly due to the 293% increase in net sales, which was more than enough to offset the 36% increase in cost of sales.

General and Administration

General and administrative expenses for quarters ended March 31, 2013 and 2012 were $113,769 and $200,491, respectively; representing 43% or $86,722 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during quarters ended March 31, 2013 and 2012 was $73,720 and $18,329, respectively. The $55,391 was a 302% increase compared to the previous period. During quarter ended March 31, 2013, the Company expanded its marketing efforts, which incurred increased amount of selling expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $324,176 and $19,927,535 during quarters ended March 31, 2013 and 2012, respectively. This was due to a lower value of the derivative liability at March 31, 2013 and a higher value of the derivative liability at December 31, 2012.

Interest Expense

Interest expense for the quarter ended March 31, 2013 and 2012 were $105,356 and $101,842, respectively.

Net Income

Net income generated during quarter ended March 31, 2013 was $105,391, comparably, during the same period of 2012, the Company generated net income of $19,495,280, for the reasons stated above.

Results of Operations for Nine Months Ended March 31, 2013 and 2012

Net Sales

Net sales generated during the nine months ended March 31, 2013 and 2012 was $464,475 and $163,285, respectively; representing a 184% or $301,190 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During nine months ended March 31, 2013 and 2012, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during nine months ended March 31, 2013 and 2012 were $249,003 and $126,944, respectively, representing a 96% or $122,059 increase. The increase of cost of sales was mainly due to increase of revenue and the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during nine months ended March 31, 2013 and 2012 was $215,472 and $36,341, representing an 493% or $179,131 increase. The gross profit margin for nine months ended March 31, 2013 and 2012was 46% and 22%, respectively. The increase in gross profit margin was mainly due to the 184% increase in net sales, which was more than enough to offset the 96% increase in cost of sales.

General and Administration

General and administrative expenses for nine months ended March 31, 2013 and 2012 were $379,408 and $591,831, respectively; representing 36% or $212,423 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during nine months ended March 31, 2013 and 2012 was $178,165 and $48,878, respectively. The $129,287 was a 265% increase compared to the previous period. During nine months ended March 31, 2013, the Company expanded its marketing efforts, which incurred increased amount of selling expenses.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $4,290,296 and incurred expense of $11,529,439 during nine months ended March 31, 2013 and 2012, respectively. This was due to a lower value of the derivative liability at March 31, 2013 and a higher value of the derivative liability at March 31, 2012.

Interest Expense

Interest expense for the nine months ended March 31, 2013 and 2012 were $490,237 and $907,508, respectively. The decrease in interest expense was mainly due to decrease amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Gain on Debt Extinguishment

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ended March 31, 2013, the Company recognized a gain on extinguishment of $25,271 from the conversion of convertible debt with a bifurcated conversion option.

Gain on Sale of Subscriber Accounts

Gain on Sale of Subscriber Accounts for nine months ended March 31, 2013 and 2012 was $nil and $128,362 and, respectively. In three month ended September 30, 2011, the Company sold certain subscriber accounts and received the gross proceeds of $128,362.

Net Income (Loss)

Net income generated during nine months ended March 31, 2013 was $3,483,228, comparably, during the same period of 2012, the Company incurred net loss of $12,992,953, for the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2013 and June 30, 2012, we had $81,529 and $20,577 in cash, respectively.

During nine months ended March 31, 2013, operating activities used net cash of $349,398; comparably, during the same period of 2012, the Company’s operating activities used net cash of $513,585. Main reasons for the change in net cash of operating activities were outlined below:

1.	Changes in fair value of derivative instrument during nine months ended March 31, 2013 generated non-cash income of $4,290,297; comparably, during the same period of 2012, such change incurred non-cash expense of $11,529,439;
2.	During nine months ended March 31, 2013 and 2012, amortization of discount on convertible notes and interest expense incurred non-cash expense of $311,424 and $724,119, respectively.
3.	During nine months ended March 31, 2013, the increase of deferred revenue generated cash inflow of $132,197; comparably, during the same period of 2012, the decrease of deferred revenue caused cash outflow of $9,171.

During nine months ended March 31, 2013 and 2012, financing activities generated net cash inflow of $410,350 and $517,502, respectively. Main reasons for the change in net cash provided in financing activities were outlined below:

1.	During nine months ended March 31, 2013 and 2012, the Company raised $58,000 and 222,208 by issuing several convertible notes to a number of accredited investors.
2.	During nine months ended March 31, 2013, the Company raised $23,100 through issuing common stocks to various investors; there was no transaction in similar nature during the same period of 2012;
3.	During nine months ended March 31, 2013, the Company repaid $10,750 to its credit line.
4.	During the current period, the Company received $60,000 from the collection of outstanding loan receivable.
5.	During nine months ended March 31, 2013, the Company raised $280,000 through receiving deposits for stock to be issued. There was no transaction is similar nature during same period of 2012.

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

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

The specific material weakness identified by the Company’s management as of March 31, 2013 are described as follows:

●  The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●  We currently do not have an audit committee.

●  The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

●  We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition, or future results. During the three and nine months ended March 31, 2013, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	May 29, 2014 Chief Executive Officer and Chief Financial Officer
Ronnie Adams	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	May 29, 2014 Director
Allen Polsky

-22-