Form 10-K
period 2013-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-07-17
CIK 1443089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,658,039.

The number of shares of registrant’s common stock outstanding as of June 30, 2013 was 1,696,813.

As of July 14, 2014, the registrant had 5,519,177 shares of common stock issued and outstanding, respectively.

Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2013
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

The Company's product is called the MediPendant®, which is a medical alarm, often referred to in the industry as a Personal Emergency Response System (PERS). Such systems are most often purchased by middle-age adults for their aging parents. While it is primarily a device for older people, there is also a market for those who are physically disabled, as well as anyone living or staying alone in their home. The MediPendant® device has significant feature and function advantages over other personal medical alarms in the marketplace today. Approximately 80% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. If the user of one of these older generation products is not within speaking or listening distance to the base station, the operator in the centralized emergency monitoring center might not hear the user and/or the emergency signal may not be received by the monitoring center at all.
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

The company's business model focuses on both sales of the MediPendant® and on the production of revenue via monthly charges paid by the customer for monitoring services (MRR).

In February 2014 the company received an International re-order for additional MediPendant units in the Danish/English Language, further emphasizing our commitment to sales overseas

In February 2014 the company received an International NEW order for MediPendants to be programmed in the Cantonese and Mandarin language.  This order was placed by our investor JTT Energy and the program rollout, beginning in Vancouver BC and expected to expand throughout Canada and the US in major Chinese populations, is expected in June 2014.

Market Background

Living arrangements have changed greatly in the United States among older people and other potentially vulnerable segments of the population, including those with physical disabilities and/or medical conditions. During the 20th century, one of the most dramatic changes in the lives of the aging in the United States, was the rise of the number of aging people people living at home alone. In 1910, for example, only 12% of widows age 65 or older lived alone. In 1970, this figure was 70% and today it is estimated to be impressively higher.

In the 21st century, this trend has gained momentum and become stronger than ever, with more of the aging and medically at risk population living alone at present than at any other time in the past, especially with the rise of the aging Baby Boomer population. The Baby Boomers, those born between 1946 and 1964, started turning 65 years old in 2011, with the number of older people set to increase dramatically during the 2010 to 2030 time period. According to a 2009 analysis of U.S. Current Population Survey data, “between 2010 and 2030, the number of people age 65 and older is projected to grow by 31.7 million or 79.2%.” Thus, the older population in 2030 is projected to be twice as large as in 2000, growing from 35 million to 71.5 million, representing nearly 20% of the total U.S. population around the year 2030.

This social dynamic of a rising older population is true in both the United States as well as in many developed nations worldwide. Likewise, social change, technological advancements, and general lifestyle choices have promoted increased independence and the ability to live alone among other potentially vulnerable segments of the population such as those with physical disabilities or medical conditions. These groups can be especially susceptible to health problems and concerns for their physical wellbeing. Experts and even common sense agree that in order to help facilitate independence and safety, more help is needed to provide these people with a point of contact in case of emergency, or the benefit of support in a time of need. It was in response to this situation that the personal emergency response systems (PERS) industry emerged in the United States and developed the first personal medical alarm. The most obvious and common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions, in case of an age or health related incident that requires immediate attention, but in which the victim is unable to reach out for assistance via traditional means, including the ability to make a telephone call.

Effective personal emergency response systems with their emergency alert capabilities, are a key technology solution that can greatly help the vulnerable segment of the population live a more free and active life while maintaining the security of being able to access immediate assistance as needed. In fact, there has been a boom in the PERS market in recent years because of the growing aging population worldwide. According to Forrester Research, Inc., the PERS market in the United States hasgrown at double digit rates, from approximately $350 million in 2004 to $2 billion in 2012 and increasing every year thereafter

Today, however, while the PERS industry has been around for a long time, much of the technology within the industry has unfortunately remained stagnant. Many of the original PERS solutions are still designed today to provide alerts whereby a push of a button simply triggers a call center operator to respond by calling the device user at home, with two-way voice communication done through a centralized speaker box and not the actual device itself. Thus, traditional PERS solutions currently on the market offer communication between user and a call center only through a speaker box. This greatly inhibits the user’s freedom and limits their mobility to an area near the speaker box.

Mobile Medical Alerts have recently been introduced to the market. Designed for the younger and more active person with medical issues, there are inherent problems with them: They need to be charged on a daily basis, they cannot get wet, the location based system they use to find the user is not very precise, and there are dead zones or no service issues as well

Medical Alarm Concepts™ has built upon traditional PERS technology to develop a revolutionary patented solution for direct two-way voice communication through its MediPendant® alarm device. In particular, the Company’s wearable alarm pendant enables users to manage the spontaneity of an emergency by responding through a two-way voice speakerphone pendant that connects to a monitored call center for direct communication, leaving users free to move in and around their home within an extended mobility range that exceeds that of other personal alarm offerings. Additionally, MediPendant®’s advanced technology allows for three-way calling between the operator, the user and the dispatched first responders and/or a friend and family member. No other available PERS system on the marketplace today offers the benefit of three-way voice conferencing directly through the pendant.

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

The most obvious and common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions, in case of an age or health related incident that requires immediate attention, but in which the victim is unable to reach out for assistance via traditional means, including the placement of a telephone call. While very few things can prevent falls by aged persons or other unforeseen medical emergencies, medical alarms mitigate the potential harm done by initiating a timely response to such an incident.

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

Not surprisingly, experts in the health care industry expect many of these seniors will want to continue living independently at home for as long as possible. Likewise, more than any aging generation of the past, this population is expected to be more technology-savvy as consumers of healthcare are very interested in playing an active role in personally managing their health and well-being. Importantly, they will likely look to technologies that help them gain access to medical care while being able to remain independent and outside a hospital environment.

Effective personal emergency response systems (PERS), with their emergency alert capabilities, are a key technology solution that can greatly help the vulnerable segment of the population live a more free and active life while maintaining the security of being able to access immediate assistance as needed. According to Forrester Research, Inc., the PERS market in the United States has grown at double digit rates, from approximately $350 million in 2004 to $2 billion in 2012 and increasing every year thereafter

According to statistics from some of the industry’s largest providers of traditional PERS solutions, customers of these emergency alert systems are typically individuals over the age of 75 years old whom are predominantly female and live alone, with the actual buyers of PERS systems often being the end user’s children who purchase the medical alarms for their parents.

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

Sales and Marketing

The company’s marketing efforts are focused in four main areas, 1) Internet sales & marketing, 2) retail distribution, 3) wholesale distribution and 4) international markets.

Internet Sales & Marketing - the Company markets the MediPendant® through its website at www.MediPendant.com. Due to the complex sales process for medical alarms, which often require several phone calls among the end user customer’s family members before a decision is reached, the MediPendant ® website is used mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives. The company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the website, and initiate potential customer sales calls.

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

International Markets – The Company also distributes its products in a wholesale manner to selected international markets. To date, the company has signed marketing relationships with partners in Denmark and Ireland, and is in the process of researching various avenues to distribute product in the People's Republic of China.

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

Mobile Medical Alerts have recently been introduced to the market. They are designed for the younger and more active person with medical issues. However, they need to be charged on a daily basis, they cannot get wet, the location based system they use to find the user is not very precise, and there are dead zones or no service issues as well

There is also a growing trend in the industry toward the sale of non-monitored PERS devices. Such products, upon activation by the user, connect the user NOT to a centralized private monitoring function, but to either an E-911 operator or to a family member or other person. These non-monitored PERS devices are typically for the consumer to purchase as a one-time purchase and do not require the payment of monthly monitoring fees.

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

The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

Fiscal Year 2013	High	Low
First Quarter	$2.8	$1.6
Second Quarter	$1.68	$1.12
Third Quarter	$1.76	$1.12
Fourth Quarter	$1.28	$0.64

Fiscal Year 2012	High	Low
First Quarter	$13.92	$2.56
Second Quarter	$7.04	$1.68
Third Quarter	$4.72	$1.92
Fourth Quarter	$3.76	$1.68

* Price Not available for Period

Holders

As of July 10, 2014, there were approximately 1,613 shareholders of record of our common shares.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. This relationship with Costco is very advantageous because of the retailer’s distribution reach. Sales and shipments occur on a consistent basis. Early in the March 2013 quarter, the Company successfully completed a retail promotion with this large discount warehouse chain partner. An additional program began late in the March 2013 quarter and ran through April 21, 2013. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. A retail promotion was just completed and ran from October 14, 2013 through November 3, 2013. The MediPendant® has now received 28 product reviews on the retailer's website, 22 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

The Company has also had successes internationally with new distribution agreements in Denmark and Ireland. Additionally, the Company is currently working on a distribution/joint venture with JTT-EMS LTD, which is a company located just outside of Beijing, China. Medical Alarm Concepts is expecting steady growth from its international markets extending into 2014, and believes there are likely several other international contracts that will be consummated during that time. The Company also distributes the MediPendant® through Internet marketing and through various outside call centers. Significant investment is planned to expand sales opportunities relative to these areas.

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

The Company received an investment led by strategic partner, JTT-EMS LTD of Shijiazhuang, China. Under the terms of the investment, JTT-EMS LTD purchased Common Stock in a private placement transaction and has indicated to the Company that it plans to hold these shares as a long-term investment. The financing, including additional investments by current shareholders total up to approximately $330,000. There are no warrants or options associated with this investment. As more fully noted below, funds received will primarily be used to rebuild inventory levels to meet the growing demand and to pay professional fees associated with returning the Company to fully reporting status.

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

Results of Operations

Net Sales

Net sales generated during the years ended June 30, 2013 and 2012 was $572,712 and $532,863, respectively; representing a 7% or $39,849 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During 2013 and 2012, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Revenue

Cost of revenue incurred during years ended June 30, 2013 and 2012 were $441,788 and $423,752, respectively, representing a 4% or $18,036 increase. The increase of cost of sales was mainly due to increase of revenue and the Company changed its strategic business direction more toward sales to consumers who pay monthly monitoring services.

Gross Profit

Gross profit generated during fiscal 2013 and 2012 was $130,924 and $109,111, representing a 20% or $21,813 increase. The gross profit margin for 2013 and 2012 was 23% and 20%, respectively. The increase in gross profit margin was mainly due to the 7% increase in net sales, which was partially offset by 4% increase in cost of sales.

Selling Expenses

Selling expenses incurred during fiscal 2013 and 2012 was $244,162 and $60,211, respectively. The $183,951 was a 306% increase compared to the previous period. During 2013, the Company expanded its marketing efforts, which incurred increased amount of selling expenses.

General and Administrative

General and administrative expenses for fiscal 2013 and 2012 were $628,273 and $663,589, respectively; representing 5% or $35,316 decrease in general and administrative expense mainly due to the decrease of consulting and professional fees.

Derivative Instrument

Changes in fair value of derivative instrument generated $4,500,057 income and $9,045,560 expenses during fiscal 2013 and 2012, respectively. This was due to a lower value of the derivative liability due to a decrease in the market value of the Company’s common stock and the change of conversion price of convertible notes and the exercise price of warrants in fiscal 2012.

Interest Expense

Interest expense for fiscal 2013 and 2012 were $569,460 and $965,872, respectively. The $396,412 or 41% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Bad Debt Expense

The Company recorded bad debt expense of $80,000 in the year ended June 30, 2012 related to termination agreement with First Fitness International Inc.

Gain on Sale of Subscriber Accounts

Due to shortage of cash, the company sold certain subscribers accounts during the year ended June 30, 2012 and recorded $73,263 as gain on sale of subscriber accounts.

Net Income/(Loss)

Net income generated during 2013 was $3,189,086 income; loss incurred during fiscal 2012 was $10,632,858 for the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2013 and 2012, we had $5,857 and $20,577 in cash, respectively.

During fiscal 2013 and 2012, operating activities used net cash of $497,120 and $691,247, respectively. Main reasons for the $194,127 or 28% decrease in net cash used in operating activities were outlined below:

1.	Net income generated during 2013 was $3,189,086, comparably, during 2012, loss incurred was $10,632,858;
2.	Stock compensation expense was $28,267 and $98,333 in 2013 and 2012, respectively;
3.	Changes in fair value of derivative instrument during 2013 generated non-cash income of $4,500,057; however, during 2012, such changes incurred non-cash expense of $9,045,560;
4.	Non-cash interest expense during 2013 and 2012 was $337,857 and $786,373, respectively;
5.	During fiscal 2012, the Company accrued $80,000 bad debt expense, there was no transaction in similar nature during fiscal 2013.
6.	The increase of accrued expenses resulted net cash inflow of $191,389; in contrast, during 2012, the decrease accrued expenses incurred net cash flow of $61,612.
7.	During fiscal 2013, the increase of deferred revenue generated net cash inflow of $207,044; in contrast, during fiscal 2012, the decrease of deferred revenue incurred net cash outflow of $1,381.

During fiscal 2013and 2012, financing activities generated net cash inflow of $482,400 and $711,802, respectively. The decrease of $229,402 or 32% was mainly due the following reasons.

1.	Cash received from loan receivable during 2013 was $60,000, in contrast, during 2012, the increase of loan receivable incurred net cash outflow of $140,000;
2.	Proceeds from convertible notes were $58,000 and $222,208 during 2013 and 2012, respectively;
3.	During 2013, repayment of credit line incurred net cash outflow of $10,750; during 2012, proceeds from credit line generated net cash inflow of $629,594;
4.	During 2013, proceeds from issuance of common stock generated net cash inflow of $346,150; there was no transaction in similar nature during 2012;
5.	During 2013, proceeds from related party loan generated net cash inflow of $29,000; there was no transaction in similar nature during 2012.

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

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 8.	Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2013 and 2012 begins on page F-1 of this annual report.

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

Disclosure Controls and Procedures

Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2013 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2013 that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

☐  The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
☐  We currently do not have an audit committee
☐  The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

●  We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
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

ITEM 9B.	Other Information

None.
Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors and their respective ages as of June 30, 2012 are as follows:

Name	Age	Position
Ronnie Adams	64	Chief Executive Officer, President, and Chairman of the Board of Directors
Allen Polsky	68	Director

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports. The Company’s quarterly report on Form 10-Q for quarterly period ended September 30, 2012 was filed with the SEC on April 22, 2014. The Company’s quarterly report on Form 10-Q for quarterly period ended December 31, 2012 was filed with the SEC on May 6, 2014. The Company’s quarterly report on Form 10-Q for quarterly period ended March 31, 2013 was filed with the SEC on May 29, 2014, all other required filings were not made on a timely basis.

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

The Board has determined that none of the board members qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Neither Mr. Adams nor Mr. Polsky meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

Board meetings and committees; annual meeting attendance.

During fiscal year 2013, the Board of Directors had one meeting in total. All members of the Board of Directors attended the meetings. All members of the Board of Directors are required to attend the annual meetings of securities holders. On December 18, 2012, all members of the Board of Directors attended the meeting of the Board of Directors.

ITEM 11.	Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2013 and 2012 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2013 and 2012 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

	Summary Compensation Table
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Howard Teicher	2013	Nil	Nil	Nil	Nil	Nil	Nil	$ Nil	$ Nil
Former CEO and Chairman	2012	$29,167	Nil	Nil	Nil	Nil	Nil	$7,265	$36,432
Ronnie Adams CEO	2013	$56,800	Nil	Nil	Nil	Nil	Nil	$6,040	$62,840
and Chairman	2012	$1,000	Nil	Nil	Nil	Nil	Nil	$ Nil	$1,000
Allen Polsky	2013	12,000	Nil	Nil	Nil	Nil	Nil	Nil	12,000

Option Grants.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during period ending June 30, 2013 by the executive officers named in the Summary Compensation Table.

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

The following table sets forth as of July 10, 2014, certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 5,519,177 shares of our common stock outstanding as of July 10, 2014. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Ronald Adams 200 West Church Road, Suite B King of Prussia, PA 19406	634,164	11.49%
Common Stock	Allen Polsky 200 West Church Road, Suite B King of Prussia, PA 19406	227,478	4.122%
Common Stock	All officers and directors as a group (2 persons)	861,642	15.612%

Common Stock	Biotech Debt Liquidation Fund, LLC 1156 Clement Street San Francisco, CA 94118	541,301	9.8%
Common Stock	Biotech Liquidation Fund, LLC 1156 Clement Street San Francisco, CA 94118	505,905	9.16%
Common Stock	Joseph A. Noel 1155C Arnold Dr. Suite 168 Martinez, CA 94553	543,310*	9.84%
Common Stock	JTT-EMS LTD 801-6081 No. 3 Road Richmond, B.C., V6y 2B2	602,093	10.9%

*           Joseph A. Noel’s total beneficial ownership is 543,310 (9.84%), which includes up to 199,084 shares as a member of Biotech Debt Liquidation Fund, LLC and up to 344,226 shares as a member of Biotech Liquidation Fund, LLC.

Change in Control

None.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See Note 14 to consolidated financial statements.

ITEM 14.	Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2013 and 2012.

Audit Fees

For the Company’s fiscal years ended June 30, 2013 and 2012, we were billed approximately $35,000 and $23,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit-Related Fees

There were no fees for audit related services for the years ended June 30, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended June 30, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2013. All of the services provided and fees charged by our independent registered accounting firms in 2013 were approved by the board of directors.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

Incorporated by
Exhibit		Reference in
No.	Description	Document
3.1	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State	Filed as Exhibit 3.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.
3.2	Amendment of Articles of Incorporation Filed on January 13, 2014	Filed as Exhibit 3.1 to the Form 8-K filed on January 16, 2014 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2014

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

Chief Executive Officer and
Chief Financial Officer
(Principal
/s/ Ronnie Adams	Executive Officer, Principal Financial and Accounting Officer)	July 16, 2014
Ronnie Adams

/s/ Allen Polsky	Director	July 16, 2014
Allen Polsky

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Medical Alarm Concepts Holding, Inc.

We have audited the accompanying consolidated balance sheets of Medical Alarm Concepts Holding, Inc. (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statement of comprehensive income(loss), stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Alarm Concepts Holding, Inc. as of June 30, 2013 and 2012 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements, the Company had working capital deficit of $3,122,979, a stockholders’ deficit of $5,338,066, did not generate cash from its operations, and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey,
July 11, 2014

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS
CURRENT ASSETS
Cash	$5,857	$20,577
Accounts receivable	11,607	815
Inventory	26,136	52,042
Loan receivable	-	60,000
Prepaid expense	32,661	-
Total current assets	76,261	133,434
NON-CURRENT ASSETS
Property and equipment, net	5,714	10,964
Intangible assets, net	1,177,538	1,256,041
Total non-current assets	1,183,252	1,267,005
Total assets	$1,259,513	$1,400,439
LIABILITIES AND STOCKHOLDRS' DEFICIT CURRENT LIABILITIES
Derivative liability	$2,455,628	$8,043,577
Accounts payable	71,623	88,535
Deferred revenue	275,191	68,148
Credit line payable - related party	-	629,594
Loan payable - related party	29,000	-
Accured expenses and other current liabilities	367,798	122,009
Total current liabilities	3,199,240	8,951,863
NON-CURRENT LIABILITIES
Credit line payable - related party	618,844	-
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	279,495	196,323
Total non-current liabilities	3,398,339	2,696,323
Total liabilities	6,597,579	11,648,186
STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of June 30, 2013 and 2012, respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of June 30, 2013 and 2012, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized 1,696,813 shares and 717,103 shares issued and outstanding on June 30, 2013 and 2012, respectively	170	72
Additional paid-in capital	9,127,788	7,407,291
Accumulated deficit	(14,466,025)	(17,655,111)
Total stockholders' deficit	(5,338,066)	(10,247,747)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,259,513	$1,400,439

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended June 30,
	2013	2012
Revenue	$572,712	$532,863
Cost of revenue	441,788	423,752
Gross profit	130,924	109,111

Operating expenses
Selling expense	244,162	60,211
General and administrative	628,273	663,589
Total operating expenses	872,435	723,800
Loss from operations	(741,511)	(614,689)

Other (income) expenses
Change in fair value of derivative instrument	(4,500,057)	9,045,560
Interest expense	569,460	965,872
Gain on sale of subscriber accounts	-	(73,263)
Other expense	-	80,000
Total other (income) expenses	(3,930,597)	10,018,169

Income (loss) before income tax	3,189,086	(10,632,858)
Income tax provision	-	-
Net income (loss)	$3,189,086	$(10,632,858)

Net loss per common share - basic and diluted	$3.47	$(19.46)
Weighted average number of common shares -basic and diluted	918,391	546,433

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-	Deficit	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Accumulated	Deficit
Balance at June 30, 2011: Prior to Reverse Split	550,000	55	7,950,000	795	373,174,121	37,317	4,959,045	(7,022,253)	(2,025,041)
800-1 Reverse Split		(55)		(794)		(37,270)	38,119	-	-
Balance at June 30, 2011: After Reverse Split	688	$-	9,938	$1	466,468	$47	$4,997,164	$(7,022,253)	$(2,025,041)
Conversion of convertible notes to Common S	-	-	-	-	212,885	21	65,924	-	65,945
Issuance of common stocks for services	-	-	-	-	37,750	4	126,596	-	126,600
Deferred share-based compensation	-	-	-	-	0	-	(28,267)	-	(28,267)
Derivative liability related to notes converted	-	-	-	-	0	-	1,463,738	-	1,463,738
Forgiveness of convertible notes - shareholde	-	-	-	-	0	-	782,136	-	782,136
Net loss	-	-	-	-	0	-	0	(10,632,858)	(10,632,858)
Balance at June 30, 2012	688	$-	9,938	$1	717,103	$72	$7,407,291	$(17,655,111)	$(10,247,747)
Conversion of convertible notes to Common Stock	-	-	-	-	354,893	35	994,054	-	994,089
	-	-
Issuance of common stocks for cash	-	-	-	-	623,468	63	291,688	-	291,751
Share-based compensation	-	-	-	-	-	-	28,267	-	28,267
Forgiveness of warrants	-	-	-	-	-	-	403,417	-	403,417
Stock issued for cashless exercise of warrants	-	-	-	-	1,349	-	3,071	-	3,071
	-	-
Net loss	-	-	-	-	-	-	-	3,189,086	3,189,086
Balance at June 30, 2013	688	$-	9,938	$1	1,696,813	$170	$9,127,788	$(14,466,025)	$(5,338,066)

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,
	2013	2012
Net income (loss)	$3,189,086	$(10,632,858)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	28,267	98,333
Change in fair value of derivative instrument	(4,500,057)	9,045,560
Amortization of patent	78,503	78,503
Non-cash interest expense	337,857	786,373
Depreciation	5,250	5,251
Bad debt expense	-	80,000
Change in operating assets and liabilities
Accounts receivable	(10,792)	4,425
Inventory	25,906	(29,580)
Prepaid expenses	(32,661)	-
Accounts payable	(16,912)	(64,261)
Accrued expenses	191,389	(61,612)
Deferred revenue	207,044	(1,381)
Net Cash Used in Operating Activities	(497,120)	(691,247)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from (payment for) loan receivable	60,000	(140,000)
Proceeds from convertible notes	58,000	222,208
Proceeds from (repayment of) credit line	(10,750)	629,594
Proceeds from issuance of common stock, net of costs	346,150	-
Proceeds from loan payable - related party	29,000	-
Net Cash Provided By Financing Activities	482,400	711,802
NET INCREASE (DECREASE) IN CASH	(14,720)	20,555
CASH AT BEGINNING OF YEAR	20,577	22
CASH AT END OF YEAR	$5,857	$20,577
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$150,090	$198,500
Cash paid for income taxes	$-	$-
Conversion of convertible notes to common stock	$64,883	$65,945
Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$929,206	$1,397,790
Derivative liability classified to additional paid-in capital upon forgiveness of warrants	$403,417	$782,136
Debt discount from derivative liability	$58,000	$222,208

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

Certain amounts included in June 30, 2012 financial statements have been reclassified to conform to the June 30, 2013 financial statements presentation.

Reverse Split

On February 14, 2014, the company filed a Certificate of Change with the State of Nevada to effect a 1-for-800 reverse stock split on the issued and outstanding preferred and common stock. All relevant information relating to numbers of shares, warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of June 30, 2013 and 2012.

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

 Patent

The Company has adopted the guidelines as set out in section 330-30-35-6 of the FASB Accounting Standards Codification (“ASC”) for patent costs. Under the requirements as set out, the Company capitalizes and amortizes patent costs associated with the licensed product the Company intends to sell pursuant to the Purchase Agreement and the Patent Assignment Agreements, entered into on July 10, 2008 and effective July 30, 2008, over their estimated useful life. From July 30, 2008 to March 31, 2011, the patent cost was amortized over the period of six years. The company changed the estimated useful life of patent from six years to twenty years. From April 1, 2011, the unamortized balance of patent costs will be amortized over the remaining period of useful life. The costs of defending and maintaining patents are expensed as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

 Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB ASC for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2013 and 2012.

 Convertible instruments and derivative financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB ASC and paragraph 815-40-25 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2009, the Company adopted Section 815-40-15 of the FASB ASC (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

 Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value pursuant to GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1   Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2   Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3   Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and 2012.

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

 Revenue Recognition

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company applies paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet.

 Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB ASC. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

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

 Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net loss per common share is computed by taking net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. These potential shares of common stock were not included as they were anti-dilutive.

 Commitments and contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB ASC for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB ASC to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Accounting Pronouncements

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Management does not believe that any of those updates would have significantly affected the Company's financial accounting measures or disclosures had they been in effect in 2013 and 2012, and it does not believe that any of those pronouncements will have a significant impact on the Company's consolidated financial statements at the time they become effective.

 NOTE 3   GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had working capital deficit of $3,122,979, a stockholders' deficit of $5,338,066, did not generate cash from its operations, and had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOAN RECEIVABLE

On January 5, 2012, the Company entered into a financing agreement and security agreement (“Financing Agreement”) with First Fitness International, Inc. (“First Fitness”). Under the Financing Agreement, the Company agreed to lend to First Fitness $200,000. The maturity date of the loan was January 3, 2013. The loan bears interest on each day at the rate of 10 % per annum. In the event of default, the rate of interest shall be 20 % per annum. As of June 30, 2012, the Company loaned $ 140,000 to First Fitness.

On August 16, 2012, the Company and First Fitness entered into an amendment agreement, pursuant to which, the Company and First Fitness agreed to terminate the Financing Agreement on condition that First Fitness pays the Company repayment of $60,000 on August 21, 2012 and the remaining balance will be forgiven. The Company received $ 60,000 on August 16, 2012 and recorded bad debt expense of $ 80,000 in the year ended June 30, 2012

No interest has been recorded due to interest being waived upon the amendment.

 NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2013	June 30, 2012
Furniture and fixtures	$20,000	$20,000
Office equipment	11,965	11,965
Less: accumulated depreciation	(26,251)	(21,001)
	$5,714	$10,964

NOTE 6 - PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $ 2,500,000 on June 30, 2012. The Agreement specifies interest of 6 % to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. The due date of full payment was extended to September 30, 2014.

Amortization of patent aggregated $78,503 for the year ended June 30, 2013 and 2012 respectively.

Patent, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2013	June 30, 2011
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,322,462)	(1,243,959)
	$1,177,538	$1,256,041

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents accrued expenses and other current liabilities.

	June 30, 2013	June 30, 2012
Accrued expenses	$169,952	$87,178
Accrued interests	107,988	34,831
Stock to be issued	54,400
Advance from customer	35,458	-
Total	$367,798	$122,009

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 8 - CREDIT LINE – RELATED PARTY

On January 6, 2012, the Company and Biotech Development Group, LLC. (“Biotech”), a shareholder, entered into a credit line agreement (“Credit Line Agreement”), pursuant to which, Biotech agreed to give the Company a line of credit to borrow up to $ 500,000. The principal balance was due on December 31, 2012. This credit line bears interest at 8% per annum and due quarterly. On May 18, 2012, the credit line was increased to $ 750,000. On June 11, 2013, the due date of the credit line was extended to December 31, 2014.

As of June 30, 2013 and 2012, the amount of borrowing under the credit line was $618,844 and $629,594, respectively. No accrued interest was paid in the years ended June 30, 2013 and 2012.

 NOTE 9 - CONVERTIBLE NOTES PAYABLE

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

During the year ended June 30, 2012, the Company issued promissory convertible notes to existing shareholders for total amount of $ 217,208 and a new investor for $ 5,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price from $0.0002 to $0.0018, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. As part of this transaction the Company also issued to the subscriber a warrant to purchase 75,945 shares and 1,524 of common stock to existing shareholders and a new investor, respectively. The warrant exercise price is between $0.0002 to $ 0.0018 per share.

During the year ended June 30, 2013, the Company issued convertible notes of $58,000. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0014, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date and due in November 15, 2014. As part of this transaction, the Company also issued warrants to purchase 51,250 shares of common stock. The exercise price is $0.0014 per share.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2013, convertible notes with total face amount of $64,883 were converted to 354,893 shares of common stock.

The following table summarizes the convertible promissory notes movement of fiscal 2012 and 2013:

Balance at June 30, 2011	247,598
Convertible notes issued	222,208
Convertible notes converted	(65,945)
Forgiveness of convertible notes	(56,251)
Total	347,610
Less: debt discount	(151,287)
Balance at June 30, 2012	196,323

Balance at June 30, 2012	$347,610
Convertible notes issued	58,000
Convertible notes converted	(64,883)
Total	340,727
Less: debt discount	(61,232)
Balance at June 30, 2013	$279,495

NOTE 10 – PREFERRED STOCK

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMON STOCK

During fiscal 2012, the Company issued 37,750 shares of its common stock for services valued at $126,600 .

During the year ended June 30, 2012, one holder of promissory convertible notes converted principal amount of $ 65,945 into 212,885 shares of common stock.

During fiscal 2013, the Company issued 623,468 shares of common stocks for cash of $291,751.

During fiscal year ended June 30, 2013, the Company issued 1,349 shares of common stocks as a result of cashless exercise of warrants.

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

	Par value	Authorized No. of shares	June 30, 2013	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	1,696,813	717,103

NOTE 12 - WARRANTS

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

During fiscal year ended June 30, 2012, together with the sale of convertible promissory notes discussed in Note 8, the Company issued warrants to purchase 77,469 shares of the Company’s common stock. The warrants are exercisable over five (5) years at an weighted average exercise price of $ 0.0002 - $0.0018 per share.

During the year ended June 30, 2012, a shareholder agreed to forgive warrants to purchase 43,258 shares of common stock. Fair market value of warrants forgiven classified as derivative liability totaled $782,136 was recorded as additional paid-in capital.

During the year ended June 30, 2013, investors agreed to forgive warrants to purchase 224,378 shares of common stock. Fair market value of warrants forgiven classified as derivative liability totaled $403,417 was recorded as additional paid-in capital.

On March 4, 2013, two investors exercised warrants to purchase 1,477 shares of common stocks on cashless basis. Resulting from their conversion, the Company issued 1,349 shares of common stocks to them.

The following table summarizes the movement of warrants:

	Number of shares
	Prior to Reverse Stock Split	After Reverse Stock Split	Weighted average exercise price
Outstanding at June 30, 2011	112,314,527	140,393	0.0091
Granted	61,975,486	77,469	0.0002
Exercised	-	-	-
Forgiveness	(34,606,250)	(43,258)	0.0002-
Outstanding at June 30, 2012	139,683,763	174,605	0.0002
Granted	41,000,000	51,250	0.0014
Exercised	(1,181,707)	(1,477)	0.0002
Forgiven	(179,502,056)	(224,378)	0.0002
Outstanding at June 30, 2013	-	-	-

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DERIVATIVE LIABILITY AND FAIR VALUE

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option.  When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended June 30, 2013 and 2012, the Company recorded $261,230 and $637,600, respectively of interest expense relating to the excess fair value of the conversion option over the face value of the debentures.

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

Risk-free
Expected	Expected	rate of	Expected term	Exercise	Underlying
dividend	volatility	interest	(year)	price	Number of shares
-	223.68% - 409.94%	0.07%/ 1 year 0.35%/ 2 years 0.5%/ 3 years	As set forth by each promissory note agreement	between $ 0.0002 to $ 0.0018 per share	As set forth by each promissory note agreement

NOTE 14 - RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2013 and 2012, the Company issued various convertible notes to certain shareholders (see Note 9) and obtained a credit line from a shareholder (see Note 8).

During the fiscal year ended June 30, 2012, the Company paid $ 20,000 to a shareholder for consulting service provided.

Interest expenses to shareholder loans were $72,349 and $34,460 for the years ended June 30, 2013 and 2012, respectively, zero amount was paid during the years ended June 30, 2013 and 2012.

On June 14, 2013, the Company issued a $29,000 promissory note to a family member of the Company’s CEO. The note is non-interest bearing and due on June 13, 2014. The note was converted to 36,250 shares of common stock on February 5, 2014.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAX

The reconciliation of income tax at the U.S. statutory rate of 34% to the Company's effective tax rate is as following:

	Year ended June 30,
	2013	2012
U.S.federal statutory rate	34.00%	34.00%
State income tax, netof federal benefit	9.99%	9.99%
Permnent difference-change in fair value of derivative instrument and non-cash interest expense	-57.41%	-40.68%
Change in valuation allowance	13.42%	-3.31%
Income tax provision	0.00%	0.00%

The provision of income tax is summarized as follows:

	Year ended June 30,
	2013	2012
Federal:
Current	$-	$-
Deferred	(330,858)	(272,315)
State:
Current	-	-
Deferred	(97,214)	(80,012)
Change in valuation allowance	428,072	352,327
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax asset are as follows:

	As of June 30,
	2013	2012

Net operating loss carried forward	4,217,302	3,789,230
Change in valuation allowance	(4,217,302)	(3,789,230)
Income tax provision	$-	$-

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the Company had approximately $ 9 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 16 - CONCENTRATION AND CREDIT RISK

During the fiscal year ended June 30, 2012, one customer accounted for $ 338,000 of the total sales or approximately 71 % of the Company’s revenue.
During the fiscal year ended June 30, 2013, sales to one customer accounted for approximately 19% of the Company’s revenue.

The Company had only one supplier during the years ended June 30, 2013 and 2012, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On August 14, 2013, the Company issued 9,086 restricted common shares to various investors for $ 16,400.

On December 31, 2013, the Company issued 318,467 shares of common stock for conversion of $50,955 of convertible notes.

On December 15, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”). Pursuant to the term of a Global Settlement Agreement (“GSA”) dated December 11, 2013 among the Company, Biotech and the management team, as defined:

1.	Biotech forgave any outstanding borrowings of the Company under the Credit Line referred to in Note 7 for no consideration.
2.	Outstanding convertible notes aggregating $314,819 were converted into 2,123,930 shares of the Company’s common stock.
3.	The management team agreed to forfeit its rights to future anti-dilution of its ownership position in exchange for 1,493,669 shares of the Company’s common stock.

Both parties also agreed on the following terms: 1) the management team agreed to modify its September 19, 2011 agreement with the Company giving up all anti-dilution rights, 2) the Company agreed to take steps to increase the number of authorized shares to accommodate the debt conversions and would complete a reverse split of its shares, 3) The Company would file a registration statement with the SEC, and 4) the Company would continue to file past due periodic reports with the SEC on Forms 10-Q and 10-K in order to return the Company to full reporting status, a process that is already well underway.

MEDICAL ALARM CONCEPTS HOLDIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2014, the Company issued 113,931 shares of common stock to two investors for $52,500.

On February 5, 2014 the Company issued 50,000 shares of common stock to a shareholder as compensation of consulting services provided to the Company.

On February 5, 2014, the Company issued 36,250 shares of common stock to a related note holder as repayment of promissory note of $29,000, which was dated June 14, 2013.

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

	Par value	Authorized No. of shares	June 30, 2013	June 30, 2012
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	1,696,813	717,103