Form 10-Q
period 2013-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-09-12
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2014
Common Stock, $0.0001 par value per share	5,624,177 shares

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,974	$5,857
Accounts receivable	7,930	11,607
Inventory	82,278	26,136
Prepaid expense	-	32,661
Total current assets	97,182	76,261

NON-CURRENT ASSETS
Property and equipment, net	4,402	5,714
Intangible assets, net	1,157,913	1,177,538
Total non-current assets	1,162,315	1,183,252

Total assets	$1,259,497	$1,259,513

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$2,036,493	$2,455,628
Accounts payable	68,635	71,623
Deferred revenue	312,107	275,191
Loan payable - related party	29,000	29,000
Accrued expenses and other current liabilities	359,893	367,798
Total current liabilities	2,806,128	3,199,240
NON-CURRENT LIABILITIES
Credit line payable - related party	618,844	618,844
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	302,168	279,495
Total non-current liabilities	3,421,012	3,398,339

Total liabilities	$6,227,140	$6,597,579

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 1,705,899 and 1,696,813 shares issued and outstanding on September 30, 2013 and June 30, 2013, respectively	171	170
Additional paid-in capital	9,152,188	9,127,788
Accumulated deficit	(14,120,003)	(14,466,025)
Total stockholders' deficit	(4,967,643)	(5,338,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,259,497	$1,259,513

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2013	2012

Revenue	$264,860	$144,652
Cost of revenue	61,433	69,520
Gross profit	203,427	75,132

Operating expenses
Selling expense	41,351	41,314
General and administrative	154,966	158,678
Total operating expenses	196,317	199,992
Income (loss) from operations	7,110	(124,860)

Other (income) expenses
Change in fair value of derivative instrument	(419,135)	(201,308)
Interest expense	80,223	87,864
Total other (income) expense	(338,912)	(113,444)

Income (loss) before income tax	346,022	(11,416)
Income tax provision	-	-
Net income (loss)	$346,022	$(11,416)

Net income per common share - basic and diluted	$0.20	$(0.01)
Weighted average number of common shares - basic and diluted	1,701,356	796,266

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2013	2012

Net income (loss)	$346,022	$(11,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instrument	(419,135)	(201,308)
Amortization of patent	19,625	19,626
Non-cash interest expense	22,672	32,424
Amortization of stock compensation expense	-	28,267
Depreciation	1,312	1,312
Change in operating assets and liabilities
Accounts receivable	3,677	(25,673)
Inventory	(56,142)	23,075
Prepaid expenses	32,661	-
Accounts payable	(2,988)	(34,475)
Accrued expenses and other current liabilities	16,497	55,787
Deferred revenue	36,916	30,964
Net Cash provided by (Used in) Operating Activities	1,117	(81,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from (payment for) loan receivable	-	60,000
Proceeds from issuance of common stock, net of costs	-	14,250
Repayment of credit line - related party	-	(10,750)
Net Cash Provided By Financing Activities	-	63,500

NET INCREASE (DECREASE) IN CASH	1,117	(17,917)

CASH AT BEGINNING OF PERIOD	5,857	20,577

CASH AT END OF PERIOD	$6,974	$2,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$37,500	$37,500

Cash paid for income taxes	$-	$-

Conversion of convertible notes to common stock	$-	$26,400

Derivative liability classified to additional paid-in capital upon forgiveness of warrants	$-	$688,167

Issuance of common stock against stock to be issued account	$24,400	$-

See accompanying notes to these unaudited consolidated financial statements.

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

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. (a) The consolidated balance sheet as of June 30, 2013, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Reverse Split

On February 14, 2014, the company filed a Certificate of Change with the State of Nevada to effect a 1-for-800 reverse stock split on the issued and outstanding preferred and common stock. All relevant information relating to number of shares and warrants and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of September 30, 2013.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of September 30, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013.

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis.

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

Net Income per Common Share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income per common share is computed by taking net income divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. These potential shares of common stock were not included as they were anti-dilutive.

3.

GOING CONCERN

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, as of September 30, 2013, the Company has working capital deficit of $2,708,946; did not generate significant cash from its operations; had stockholders’ deficit of $4,967,643 and had operating loss for prior three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.

PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On June 30, 2014, this due date was extended to Sept 30, 2014.

The patent is being amortized over its estimated useful life. During the year ended June 30, 2011, estimated useful life of the patent was changed from six years to twenty years due to change of accounting estimates. Amortization of patent aggregated $19,626 and $19,626 for the quarter ended September 30, 2013 and 2012 respectively.

Patent, stated at cost, less accumulated amortization at September 30, 2013 and June 30, 2013, consisted of the following:

	September 30, 2013	June 30, 2013
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,342,087)	(1,322,462)
	$1,157,913	$1,177,538

5.

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

6.

CONVERTIBLE NOTES PAYABLE

During the three months ended September 30, 2013, the Company did not issue convertible notes. The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0014, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date.

During the three months ended September 30, 2013, no convertible notes were converted into shares of common stock.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2013	340,727
Convertible notes issued	-
Convertible notes converted	-
Total	340,727
Less: debt discount	(38,559)
Balance at September 30, 2013	302,168

7.

COMMON STOCK

During the three months ended September 30, 2013, 9,086 shares of common stocks were issued to investors for $24,400 cash. This amount was received in prior periods and was classified as the liability for common stock to be issued. This amount was included in accrued expenses and other current liabilities at June 30, 2013 and was reclassified to equity upon issuance of the shares as of September 30, 2013.

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

On February 14, 2014, the Company filed a Certificate of Change (the “Certificate”), pursuant to Nevada Revised Statutes (the “NRS”) Section 78.209 and the Company’s Reverse Stock Split of its Preferred Series A stock, Preferred Series B stock, and Common Stock, all at the par value of $0.0001 per share, at a ratio of 1-for-800 (the “Reverse Stock Split”) became effective. No fractional shares issued, and no cash or other consideration will be paid. Instead, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. See Note 11 “Subsequent Events.”

As a result of increasing authorized number of common stocks and Reverse Stock Split, number of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock are presented by the following table.

	Par value	Authorized No. of shares	September 30, 2013	June 30, 2013
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	1,705,899	1,696,813

8.

DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40-25 to the Warrants to purchase common stock issued with the Convertible Notes and service agreements. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

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

The gross proceeds from the sale of the debentures are recorded net of discount of related conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount is included as a component of interest expense in the statement of comprehensive income. During the three months ended September 30, 2013 and 2012, the Company recorded $419,135 and $201,308 into other income, resulting from changes in fair value of derivative instrument.

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	196.14%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	between 0.0018 and $0.0002 per share	As set forth by each promissory note agreement

9.

INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended September 30, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Three months ended September 30,
	2013	2012
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Three months ended September 30,
	2013	2012
Federal:
Current	$-	$-
Deferred	(20,897)	(72,326)
State and local:
Current	-	-
Deferred	(6,140	(21,251)
Change in valuation allowance	27,037	93,577
Income tax provision (benefit)	$-	$-

As of September 30, 2013, the Company had approximately $9.6 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

10.

CONCENTRATIONS

The Company had only one supplier during the three months ended September 30, 2013 and 2012, respectively.

11.

SUBSEQUENT EVENTS

On December 15, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”). Pursuant to the term of a Global Settlement Agreement (“GSA”) dated December 11, 2013 among the Company, Biotech and the management team, as defined:

1.

Biotech forgave any outstanding borrowings of the Company under the Credit Line referred to in Note 5 for no consideration.

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

On February 5, 2014 the Company issued 50,000 shares of common stock to a shareholder as compensation for consulting services provided to the Company.

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

On February 14, 2014, the Company filed a Certificate of Change (the “Certificate”), pursuant to Nevada Revised Statutes (the “NRS”) Section 78.209 and the Company’s Reverse Stock Split of its Preferred Series A stock, Preferred Series B stock, and Common Stock, all at the par value of $0.0001 per share, at a ratio of 1-for-800 (the “Reverse Stock Split”) became effective. No fractional shares issued, and no cash or other consideration will be paid. Instead, the Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

The result of the Amendment increasing authorized number of common stock and Reverse Stock Split, number of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock are presented in the following table.

	Par value	Authorized No. of shares	September 30, 2013	June 30, 2013
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	1,705,899	1,696,813

On June 26, 2014, the Company issued 100,000 shares of common stock to a note holder for payment of interest (See Note 4).

On August 21, 2014, the Company granted 5,000 shares of common stock to one of its employees as compensation for his services pursuant to a “Restricted Stock Grant Notice” between the Company and the consultant dated July 1, 2014.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended September 30, 2013 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 60,000,000 customers. The Company's relationship with this retailer has been very strong and sales are occurring on a daily basis, customer return rates are low and customer satisfaction is high. Early in the March 2013 quarter, the Company successfully completed its first retail promotion with this large discount warehouse chain partner. Additional programs have run since then. During June of 2013, the MediPendant® product was featured in the retailer’s pharmacy-oriented sales magazine, which is being distributed in the pharmacy section in all store locations. Since then other promotions have run, with more scheduled for later in 2014 and early 2015. The MediPendant® has now received 28 product reviews on the retailer's website, 21 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

The Company has also had successes internationally with distribution agreements in Denmark and Ireland. Additionally, the Company is currently working on a distribution/joint venture with JTT-EMS, which is a company located just outside of Beijing, China. Medical Alarm Concepts is expecting steady growth from its international markets during 2014. The Company also distributes the MediPendant® through Internet marketing and through various outside call centers. Significant investment is planned to expand sales opportunities relative to these areas.

Medical Alarm Concepts signed a supply and services contract with Coventry Health Care, Inc., which was recently acquired by Aetna Insurance (NYSE:ATA) a diversified and national company, which operates health plans, insurance companies, network rental and workers compensation services companies. Under the terms of the agreement,the Company will become the provider of personal medical alarms for Coventry Health Care and its Medicare/Medicaid programs. As part of this new contract, Coventry Health Care, Inc. will offer the Company’s MediPendant® product and monthly monitoring services directly to subscribers of selected healthcare programs provided by Coventry. Additionally, the Company’s MediPendant® product has been included in several large Medicare and Medicaid related contracts on which Coventry Health Care, Inc. is bidding. The Company is expecting this contract to generate significant growth in revenue and earnings. As a result of gaining the contract, the Company plans to significantly expand its business operations in the areas of financial management, research and development, and logistics.

The Company received an investment led by strategic partner, JTT-EMS LTD of Shijiazhuang, China. Under the terms of the investment, JTT-EMS LTD purchased Common Stock in a private placement transaction and has indicated to the Company that it plans to hold these shares as a long-term investment. The financing, including additional investments by current shareholders, total up to approximately $330,000. There are no warrants or options associated with this investment. As more fully noted below, funds received will primarily be used to rebuild inventory levels to meet the growing demand and to pay professional fees associated with returning the Company to fully reporting status.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $2,708,946, did not generate significant cash from its operations, had stockholders’ deficit of $4,967,643 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended September 30, 2013 and 2012

Net Sales

Net sales generated during the quarters ended September 30, 2013 and 2012 were $264,860 and $144,652, respectively; representing a 83% or $120,208 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended September 30, 2013 and 2012, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended September 30, 2013 and 2012 were $61,433 and $69,520, respectively, representing a 12% or $8,087 decrease. The decrease of cost of sales was mainly due to the Company changed its strategic business direction and generated more revenue from providing monitoring services to customers. Revenue from monitoring services normally generate higher gross profit.

Gross Profit

Gross profit generated during quarters ended September 30, 2013 and 2012 was $203,427 and $75,132, respectively. The gross profit margin for quarters ended September 30, 2013 and 2012 was 77% and 52%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for quarters ended September 30, 2013 and 2012 were $154,966 and $158,678, respectively; representing 2% or $3,712 decrease in general and administrative expense mainly due to the decreased consulting and professional fees.

Selling Expenses

Selling expenses incurred during quarters ended September 30, 2013 and 2012 were $41,351 and $41,314, respectively. The $37 increase compared to the previous period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $419,135 and $201,308 during quarters ended September 30, 2013 and 2012, respectively. This was due to a lower value of the derivative liability at September 30, 2013.

Interest Expense

Interest expense for the quarter ended September 30, 2013 and 2012 were $80,223 and $87,864, respectively.

Net Income

Net income generated during quarter ended September 30, 2013 was $346,022 and net loss of $11,416 was incurred for the quarter ended September 30, 2012. Change in net income is due to the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2013 and June 30, 2013, we had $6,974 and $5,857 in cash, respectively.

During three months ended September 30, 2013 operating activities generated net cash inflow of $1,117; in contrast, during the same period of 2012, our operating activities incurred net cash outflow of $81,417. Main reasons for the change in net cash used in operating activities were outlined below:

1.

Changes in fair value of derivative instrument during three months ended September 30, 2013 and 2012 generated non-cash income of $419,135 and $201,308; respectively;

2.

During three months ended September, 2013 and 2012, amortization of discount on convertible notes and interest expense incurred non-cash expense of $22,672 and $32,424, respectively.

3.

During three months ended September 30, 2013 and 2012, the prepaid expenses generated cash inflow of $32,661 and $ nil, respectively.

During three months ended September 30, 2013 and 2012, financing activities generated net cash inflow of $nil and $63,500, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.

During three months ended September 30, 2013 and 2012, the Company raised $nil and $60,000 by issuing several loans.

2.

During three months ended September 30, 2013 and 2012, the Company raised $nil and $14,250, respectively, through issuing common stocks to various investors;

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

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 2.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 3.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2013. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

The specific material weakness identified by the Company’s management as of September 30, 2013 are described as follows:

•

The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•

We currently do not have an audit committee.

•

The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•

We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition, or future results. During the three ended September 30, 2013, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	September 12, 2014	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial
and Accounting Officer)

/s/ Allen Polsky	September 12, 2014	Director
Allen Polsky