Form 10-Q
period 2013-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-09-25
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 25, 2014
Common Stock, $0.0001 par value per share	5,624,177 shares

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$28,982	$5,857
Accounts receivable	8,007	11,607
Inventory	31,927	26,136
Prepaid expense	-	32,661
Total current assets	68,916	76,261

NON-CURRENT ASSETS
Property and equipment, net	3,089	5,714
Intangible assets, net	1,138,287	1,177,538
Total non-current assets	1,141,376	1,183,252

Total assets	$1,210,292	$1,259,513

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$90,678	$2,455,628
Accounts payable	97,299	71,623
Deferred revenue	316,894	275,191
Note payable - related party	29,000	29,000
Note payable - other	30,000	-
Accrued expenses and other current liabilities	255,959	367,798
Convertible notes payable - current	25,908	54,330
Total current liabilities	845,738	3,253,570
NON-CURRENT LIABILITIES
Credit line payable - related party	-	618,844
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	-	225,165
Total non-current liabilities	2,500,000	3,344,009
Total liabilities	3,345,738	6,597,579

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,323,498 and 1,696,813 shares issued and outstanding on December 31, 2013 and June 30, 2013, respectively	532	170
Additional paid-in capital	12,059,007	9,127,788
Accumulated deficit	(14,194,986)	(14,466,025)
Total stockholders' deficit	(2,135,446)	(5,338,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,210,292	$1,259,513

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012

Revenue	$256,731	$140,713	$521,591	$285,365
Cost of revenue	102,178	74,434	163,611	143,954
Gross profit	154,553	66,279	357,980	141,411

Operating expenses
Selling expense	83,878	63,131	125,229	104,445
General and administrative	1,100,300	106,961	1,255,266	265,639
Total operating expenses	1,184,178	170,092	1,380,495	370,084
Income (loss) from operations	(1,029,625)	(103,813)	(1,022,515)	(228,673)

Other (income) expenses
Change in fair value of derivative instrument	(1,035,900)	(3,764,812)	(1,455,035)	(3,966,120)
Interest expense	81,258	297,017	161,481	384,881
Total other (income) expense	(954,642)	(3,467,795)	(1,293,554)	(3,581,239)

Income (loss) before income tax	(74,983)	3,363,982	271,039	3,352,566
Income tax provision	-	-	-	-
Net income (loss)	$(74,983)	$3,363,982	$271,039	$3,352,566

Net income per common share - basic and diluted	$(0.03)	$3.81	$0.13	$3.95
Weighted average number of common shares- basic and diluted	2,531,655	881,997	2,116,555	849,450

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2013	2012

Net income	$271,039	$3,352,566
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for services	955,948	28,267
Change in fair value of derivative instrument	(1,455,035)	(3,966,120)
Amortization of patent	39,251	39,251
Non-cash interest expense	28,991	271,751
Depreciation	2,625	2,625
Change in operating assets and liabilities
Accounts receivable	3,600	(28,262)
Inventory	(5,791)	16,497
Prepaid expenses	32,661	-
Accounts payable	25,676	(7,928)
Accrued expenses and other current liabilities	52,457	73,090
Deferred revenue	41,703	67,336
Net Cash Used in Operating Activities	(6,875)	(150,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from (payment for) loan receivable	-	60,000
Proceeds from convertible notes	-	58,000
Proceeds from note payable – other	30,000	-
Proceeds from issuance of common stock, net of costs	-	23,100
Repayment of credit line - related party	-	(10,750)
Net Cash Provided By Financing Activities	30,000	130,350

NET INCREASE (DECREASE) IN CASH	23,125	(20,577)

CASH AT BEGINNING OF PERIOD	5,857	20,577

CASH AT END OF PERIOD	$28,982	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$75,000	$75,000

Cash paid for income taxes	$-	$-

Conversion of convertible notes to common stock	$314,819	$36,238

Derivative liability classified to additional paid-in capital upon forgiveness of warrants	$-	$182,475

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$909,915	$642,372

Issuance of common stock against stock to be issued account	$24,400	$-

Forgiveness of credit line payable classified to additional paid-in capital	$618,843	$-

Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	$107,656	$-

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

Certain amounts included in prior period’s financial statements have been reclassified to conform with current period presentation.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of December 31, 2013.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of December 31, 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013.

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

As reflected in the accompanying consolidated financial statements, as of December 31, 2013, the Company has working capital deficit of $776,822; did not generate significant cash from its operations; had stockholders’ deficit of $2,135,446 and had operating loss for prior three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering, or by alternative methods. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.

PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On June 30, 2014, this due date was extended to September 30, 2014.

The patent is being amortized over its estimated useful life. Amortization of patent aggregated $19,626 and $19,626 for the quarter ended December 31, 2013 and 2012 respectively.

Patent, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2013	June 30, 2013
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,361,713)	(1,322,462)
	$1,138,287	$1,177,538

5.

CREDIT LINE – RELATED PARTY

On January 6, 2012, the Company and Biotech Development Group, LLC. (“Biotech”), a shareholder, entered into a credit line agreement (“Credit Line Agreement”), pursuant to which, Biotech agreed to give the Company a line of credit to borrow up to $500,000. The principal balance is due on December 31, 2012. This credit line bears interest at 8% per annum and due quarterly. On May 18, 2012, the credit line was increased to $750,000. On June 11, 2013, the due date of the credit line was extended to December 31, 2014. On December 31, 2013, the balance of credit line was forgiven. Since the credit line is from a related party, the amount forgiven was recorded in additional paid-in capital. See Note 7 Stockholders’ Equity.

6.

CONVERTIBLE NOTES PAYABLE

The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.0002, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. The convertible note was due in March 31, 2013.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2013	$340,727
Convertible notes issued	-
Convertible notes converted	(314,819)
Total	25,908
Less: debt discount	-
Balance at December 31, 2013	$25,908

See Note 7 Stockholders’ Equity for convertible notes converted.

7.

STOCKHOLDERS EQUITY

During the six months ended December 31, 2013, 9,086 shares of common stocks were issued to investors for $24,400 cash. This amount was received in prior periods and was classified as the liability for common stock to be issued. This amount was included in accrued expenses and other current liabilities at June 30, 2013 and was reclassified to equity upon issuance of the shares as of December 31, 2013.

On December 10, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”). Pursuant to the term of a Global Settlement Agreement (“GSA”) among the Company, Biotech and the management team, as defined:

1.

Biotech forgave any outstanding borrowings of the Company under the Credit Line referred to in Note 5 for no consideration.

2.

Outstanding convertible notes aggregating $314,819 were converted into 2,123,930 shares of the Company’s common stock.

3.

The management team agreed to forfeit its rights to future anti-dilution of its ownership position in exchange for 1,493,669 shares of the Company’s common stock. The shares issued were valued at $0.64 per share which was the market price in December 10, 2013 and the amount was recorded as stock compensation expense.

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

The gross proceeds from the sale of the debentures are recorded net of discount of related conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount is included as a component of interest expense in the statement of comprehensive income. During the six months ended December 31, 2013 and 2012, the Company recorded $1,455,035 and $3,966,120 into other income, resulting from changes in fair value of derivative instrument.

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	193.89% - 202.70%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	$0.0002 per share	As set forth by each promissory note agreement

9.

NOTE PAYABLE – RELATED PARTY

On June 14, 2013, the Company issued a $29,000 promissory note to a family member of the Company’s CEO. The note is non-interest bearing and due on June 13, 2014. The note was converted to 36,250 shares of common stock on February 5, 2014.

10.

NOTE PAYABLE – OTHER

On November 1, 2013, the Company issued a $30,000 promissory note to a vendor who provide monitoring services to the Company. The note is non-interest bearing and due on June 1, 2014. The note will be paid in six installment payments with $5,000 due on the first day of each month from January to June 2014. Based on the note, all subscribers monitoring agreements owned or newly originated by the Company must be monitored by the note holder until the terms of the agreement are satisfied. This note is guaranteed by the CEO of the Company.

11.

INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended December 31, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Six months ended December 31,
	2013	2012
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Six months ended December 31,
	2013	2012
Federal:
Current	$-	$-
Deferred	(423,456)	(102,202)
State and local:
Current	-	-
Deferred	(124,421)	(30,029)
Change in valuation allowance	547,877	132,231
Income tax provision (benefit)	$-	$-

As of December 31, 2013, the Company had approximately $11 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

12.

CONCENTRATIONS

The Company had only one supplier during the three months ended December 31, 2013 and 2012, respectively.

13.

SUBSEQUENT EVENTS

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

	Par value	Authorized No. of shares	December 31, 2013	June 30, 2013
Series A Convertible Preferred Stock	$0.0001 per share	100,000	688	688
Series B Convertible Preferred Stock	$0.0001 per share	62,500	9,938	9,938
Common Stock	$0.0001 per share	20,000,000	1,705,899	1,696,813

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and six months ended December 31, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended December 31, 2013 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company's product is called the MediPendant®, which is a personal emergency alarm that is mainly purchased by adults for their aging parents. While it is primarily a device for older people, there is also a market for those who are physically disabled, as well as for persons living alone. The MediPendant® device has significant feature and function advantages over other personal medical alarms in the marketplace today. Approximately 70% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. If the user of one of these older generation products is not within speaking or listening distance to the base station, the user may not be heard by the operator in the centralized emergency monitoring center.

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

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 75,000,000 customers. The Company's relationship with this retailer has been strong, sales are occurring on a daily basis, and customer satisfaction is high. The Company successfully runs sales programs at Costco including email blasts, Costco.com coupons, and assorted other promotions. The MediPendant® product will continue to be included in Costco promotions with more scheduled for later in 2014 and early 2015. The MediPendant® has now received 28 product reviews on the retailer's website, 21 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $776,822, did not generate significant cash from its operations, had stockholders’ deficit of $2,135,446 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering, or by alternative methods. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Results of Operations for Three Months Ended December 31, 2013 and 2012

Net Sales

Net sales generated during the quarters ended December 31, 2013 and 2012 were $256,731 and $140,713, respectively; representing a 82% or $116,018 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended December 31, 2013 and 2012, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended December 31, 2013 and 2012 were $102,178 and $74,434, respectively, representing a 37% or $27,744 increase. The increase of cost of sales was mainly due to increase of net sales, as the Company changed its strategic business direction.

Gross Profit

Gross profit generated during quarters ended December 31, 2013 and 2012 was $154,553 and $66,279, respectively. The gross profit margin for quarters ended December 31, 2013 and 2012 was 60% and 47%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for quarters ended December 31, 2013 and 2012 were $1,100,300 and $106,961, respectively; representing 929% or $993,339 increase in general and administrative expense. During three months ended December 31, 2013, the Company issued 1,493,669 shares of common stocks to management pursuant to Global Settlement Agreement and recorded stock compensation expense of $909,915.

Selling Expenses

Selling expenses incurred during quarters ended December 31, 2013 and 2012 were $83,878 and $63,131, respectively. The $20,747 increase compared to the previous period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $1,035,900 and $3,764,812 during quarters ended December 31, 2013 and 2012, respectively. This was due to a lower value of the derivative liability at December 31, 2013.

Interest Expense

Interest expense for the quarter ended December 31, 2013 and 2012 was $81,258 and $297,017, respectively. The $215,759 or 73% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Net Income (Loss)

Net loss incurred during quarter ended December 31, 2013 was $74,983; comparably, during the same period of 2012, net income generated was $3,363,982. Change in net income is due to the derivative liabilities and the reasons stated above.

Results of Operations for Six Months Ended December 31, 2013 and 2012

Net Sales

Net sales generated during the six months ended December 31, 2013 and 2012 were $521,591 and $285,365, respectively; representing a 83% or $236,226 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the six months ended December 31, 2013 and 2012, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during six months ended December 31, 2013 and 2012 were $163,611 and $143,954, respectively, representing a 14% or $19,657 increase. The increase of cost of sales was mainly due to increase of net sales, as the Company changed its strategic business direction.

Gross Profit

Gross profit generated during six months ended December 31, 2013 and 2012 was $357,980 and $141,411, respectively. The gross profit margin for six months ended December 31, 2013 and 2012 was 69% and 50%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for six months ended December 31, 2013 and 2012 were $1,255,266 and $265,639, respectively; representing 373% or $989,627 increase in general and administrative expense mainly due to the Company recorded $909,915 stock compensation expense for stock issued to management pursuant to Global Settlement Agreement entered in December 10, 2013.

Selling Expenses

Selling expenses incurred during six months ended December 31, 2013 and 2012 were $125,229 and $104,445, respectively, representing $20,784 or 20% increase due to increased sales compared to the previous period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $1,455,035 and $3,966,120 during six months ended December 31, 2013 and 2012, respectively. This was due to a lower value of the derivative liability at December 31, 2013.

Interest Expense

Interest expense for the six months ended December 31, 2013 and 2012 was $161,481 and $384,881, respectively. The $223,400 or 58% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note.

Net Income

Net income during six months ended December 31, 2013 was $271,039 and $3,352,566, respectively. Change in net income is due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2013 and June 30, 2013, we had $28,982 and $5,857 in cash, respectively.

During six months ended December 31, 2013 and 2012, our operating activities incurred net cash outflow of $6,875 and $150,927. Main reasons for the change in net cash used in operating activities were outlined below:

1.

Changes in fair value of derivative instrument during six months ended December 31, 2013 and 2012 generated non-cash income of $1,455,035 and $3,966,120; respectively;

2.

During six months ended December 31, 2013 and 2012, amortization of discount on convertible notes and interest expense incurred non-cash expense of $28,991 and $271,751, respectively.

3.

During six months ended December 31, 2013 and 2012, the increase of deferred revenue generated cash inflow of $41,703 and $67,336, respectively.

During six months ended December 31, 2013 and 2012, financing activities generated net cash inflow of $30,000 and $130,350, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.

During six months ended December 31, 2013 and 2012, the Company raised $nil and $60,000 by issuing several loans.

2.

During six months ended December 31, 2013 and 2012, the Company raised $nil and $23,100, respectively, through issuing common stocks to various investors;

3.

During six months ended September 30, 2012, the Company repaid $10,750 to its credit line.

4.

During the six month ended December 31, 2013 and 2012, the Company received proceeds of $nil and $58,000 from issuing convertible notes.

5.

During the six month ended December 31, 2013 and 2012, the Company received proceeds of $30,000 and $nil from issuing promissory note to a vendor.

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

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of December 31, 2013. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

The specific material weakness identified by the Company’s management as of December 31, 2013 are described as follows:

•

The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•

We currently do not have an audit committee.

•

The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•

We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition, or future results. During the six ended December 31, 2013, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	September 25, 2014	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial
and Accounting Officer)

/s/ Allen Polsky	September 25, 2014	Director
Allen Polsky