Form 10-Q
period 2014-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-10-08
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2014
Common Stock, $0.0001 par value per share	5,624,177 shares

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,245	$5,857
Accounts receivable	20,910	11,607
Inventory	6,919	26,136
Prepaid expense	40,000	32,661
Total current assets	70,074	76,261

NON-CURRENT ASSETS
Property and equipment, net	1,776	5,714
Intangible assets, net	1,118,661	1,177,538
Total non-current assets	1,120,437	1,183,252

Total assets	$1,190,511	$1,259,513

LIABILITIES AND STOCKHOLDRS' DEFICIT

CURRENT LIABILITIES
Derivative liability	$37,243	$2,455,628
Accounts payable	115,658	71,623
Deferred revenue	319,864	275,191
Note payable - related party	-	29,000
Note payable - other	20,000	-
Accrued expenses and other current liabilities	235,905	367,798
Convertible notes payable - current	25,908	54,330
Total current liabilities	754,578	3,253,570
NON-CURRENT LIABILITIES
Credit line payable - related party	-	618,844
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	-	225,165
Total non-current liabilities	2,500,000	3,344,009
Total liabilities	3,254,578	6,597,579

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,523,679 and 1,696,813 shares issued and outstanding on March 31, 2014 and June 30, 2013, respectively	552	170
Additional paid-in capital	12,178,818	9,127,788
Accumulated deficit	(14,243,438)	(14,466,025)
Total stockholders' deficit	(2,064,067)	(5,338,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,190,511	$1,259,513

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013

Revenue	$246,903	$179,110	$768,494	$464,475
Cost of revenue	51,945	105,049	215,556	249,003
Gross profit	194,958	74,061	552,938	215,472

Operating expenses
Selling expense	47,877	73,720	173,106	178,165
General and administrative	211,255	113,769	1,466,521	379,409
Total operating expenses	259,132	187,489	1,639,627	557,574
Loss from operations	(64,174)	(113,428)	(1,086,689)	(342,102)

Other (income) expenses
Change in fair value of derivative instrument	(53,435)	(324,176)	(1,508,470)	(4,290,296)
Interest expense	37,713	105,356	199,194	490,237
Total other (income) expense	(15,722)	(218,820)	(1,309,276)	(3,800,059)

Income (loss) before income tax	(48,452)	105,392	222,587	3,457,957
Income tax provision	-	-	-	-
Net income (loss)	$(48,452)	$105,392	$222,587	$3,457,957

Net income (loss) per common share - basic and diluted	$(0.01)	$0.11	$0.07	$3.91
Weighted average number of common shares- basic and diluted	5,443,607	943,108	3,209,382	883,336

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2014	2013

Net income	$222,587	$3,457,957
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for services	994,448	28,267
Change in fair value of derivative instrument	(1,508,470)	(4,290,297)
Amortization of patent	58,877	58,877
Non-cash interest expense	28,991	311,424
Depreciation	3,938	3,937
Change in operating assets and liabilities
Accounts receivable	(9,303)	(54,489)
Inventory	19,217	50,771
Prepaid expenses	(7,339)	(87,684)
Accounts payable	44,035	(63,844)
Accrued expenses and other current liabilities	84,734	103,486
Deferred revenue	44,673	132,197
Net Cash Used in Operating Activities	(23,612)	(349,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from loan receivable	-	60,000
Proceeds from convertible notes	-	58,000
Proceeds from note payable – other, net of repayment	20,000	-
Proceeds from issuance of common stock, net of costs	-	23,100
Deposit for stock to be issued	-	280,000
Repayment of credit line - related party	-	(10,750)
Net Cash Provided By Financing Activities	20,000	410,350

NET INCREASE (DECREASE) IN CASH	(3,612)	60,952

CASH AT BEGINNING OF PERIOD	5,857	20,577

CASH AT END OF PERIOD	$2,245	$81,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$112,500	$75,000

Cash paid for income taxes	$-	$-

Conversion of convertible notes to common stock	$314,819	$46,083

Derivative liability classified to additional paid-in capital upon forgiveness of warrants	$-	$259,443

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$909,915	$792,646

Issuance of common stock against stock to be issued account	$76,900	$-

Forgiveness of credit line payable classified to additional paid-in capital	$618,843	$-

Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	$107,656	$-

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of March 31, 2014.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of March 31, 2014.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014.

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

As reflected in the accompanying consolidated financial statements, as of March 31, 2014, the Company has working capital deficit of $684,504; did not generate significant cash from its operations; had stockholders’ deficit of $2,064,067 and had operating loss for prior three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.

PATENT

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On September 30, 2014, this due date was extended to December 31, 2014.

The patent is being amortized over its estimated useful life. Amortization of patent aggregated $19,626 for the quarter ended March 31, 2014 and 2013 respectively; $58,887 for the nine months ended March 31, 2014 and 2013, respectively.

Patent, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2014	June 30, 2013
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,381,339)	(1,322,462)
	$1,118,661	$1,177,538

5.

CREDIT LINE – RELATED PARTY

On January 6, 2012, the Company and Biotech Development Group, LLC. (“Biotech”), a shareholder, entered into a credit line agreement (“Credit Line Agreement”), pursuant to which, Biotech agreed to give the Company a line of credit to borrow up to $500,000. The principal balance is due on December 31, 2012. This credit line bears interest at 8% per annum and due quarterly. On May 18, 2012, the credit line was increased to $750,000. On June 11, 2013, the due date of the credit line was extended to December 31, 2014. On December 10, 2013, the balance of credit line was forgiven. Since the credit line is from a related party, the amount forgiven was recorded in additional paid-in capital. See Note 7 Stockholders’ Equity.

6.

CONVERTIBLE NOTES PAYABLE

The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.002, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date, and was due on March 31, 2013.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2013	$340,727
Convertible notes issued	-
Convertible notes converted	(314,819)
Total	25,908
Less: debt discount	-
Balance at March 31, 2014	$25,908

See Note 7 Stockholders’ Equity for convertible notes converted.

7.

STOCKHOLDERS’ EQUITY

During the nine months ended March 31, 2014, 123,017 shares of common stocks were issued to investors for $76,900 cash. This amount was received in prior periods and was classified as the liability for common stock to be issued. This amount was included in accrued expenses and other current liabilities at June 30, 2013 and was reclassified to equity upon issuance of the shares.

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

3.

The management team agreed to forfeit its rights to future anti-dilution of its ownership position in exchange for 1,493,669 shares of the Company’s common stock. The shares issued were valued at $0.64 per share which is the market price in December 10, 2013 and recorded as stock compensation expense.

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

On February 5, 2014 the Company issued 50,000 shares of common stock to a shareholder as compensation for consulting services provided to the Company. Those shares were valued at the quoted market price for total $38,500 and recorded as expense.

On February 5, 2014, the Company issued 36,250 shares of common stock to a related note holder as repayment of promissory note of $29,000. See Note 9.

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

The gross proceeds from the sale of the debentures are recorded net of discount of related conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount is included as a component of interest expense in the statement of comprehensive income. During the nine months ended March 31, 2014 and 2012, the Company recorded $1,508,470 and $4,290,296 into other income, resulting from changes in fair value of derivative instrument.

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	193.89% - 322.21%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	and $0.0002 per share	As set forth by each promissory note agreement

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

11.

INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended March 31, 2014 and 2012 to the Company’s effective tax rate is as follows:

	Nine months ended March 31,
	2014	2013
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Nine months ended March 31,
	2014	2013
Federal:
Current	$-	$-
Deferred	(400,864)	(274,403)
State and local:
Current	-	-
Deferred	(117,783)	(80,626)
Change in valuation allowance	518,647	355,029
Income tax provision (benefit)	$-	$-

As of March 31, 2014, the Company had approximately $11 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

12.

CONCENTRATIONS

The Company had only one supplier during the three and nine months ended March 31, 2014 and 2013, respectively.

13.

SUBSEQUENT EVENTS

On June 26, 2014, the Company issued 100,000 shares of common stock to a note holder for payment of interest (See Note 4).

On August 21, 2014, the Company granted 5,000 shares of common stock to an individual as compensation for his services pursuant to a “Restricted Stock Grant Notice” between the Company and the consultant dated July 1, 2014.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended March 31, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

On December 10, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”) with the holder of its credit line and major shareholders. Under the terms of the agreement, all of the Company’s credit line and accrued interests on credit line were forgiven and all of the convertible debt would be converted to common shares, except for the balance of $25,908.08.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $684,504, did not generate significant cash from its operations, had stockholders’ deficit of $2,064,067 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2014 and 2013

Net Sales

Net sales generated during the quarters ended March 31, 2014 and 2013 were $246,903 and $179,110, respectively; representing a 38% or $67,793 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended March 31, 2014 and 2013, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended March 31, 2014 and 2013 were $51,945 and $105,049, respectively, representing a 51% or $53,104 decrease. The decrease of cost of sales was mainly due to the Company changed its strategic business direction and generated more revenue from providing monitoring services to customers. Revenue from monitoring services normally generate higher gross profit.

Gross Profit

Gross profit generated during quarters ended March 31, 2014 and 2013 was $194,958 and $74,061, respectively. The gross profit margin for quarters ended March 31, 2014 and 2013 was 79% and 41%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for quarters ended March 31, 2014 and 2013 were $211,255 and $113,769, respectively; representing 86% or $97,486 increase in general and administrative expense. During three months ended March 31, 2014, the Company issued 50,000 shares of common stocks to consultants for their consulting services, which was valued at $38,500.

Selling Expenses

Selling expenses incurred during quarters ended March 31, 2014 and 2013 were $47,877 and $73,720, respectively. The $25,843 decrease compared to the previous period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $53,435 and $324,176 during quarters ended March 31, 2014 and 2013, respectively. This was due to a lower value of the derivative liability and lower amount of convertible notes outstanding at March 31, 2014.

Interest Expense

Interest expense for the quarter ended March 31, 2014 and 2013 was $37,713 and $105,356, respectively. The $67,643 or 64% decrease in interest expense was mainly due to decreased amount of interest expense recorded on debt discount and interest expense for credit line and convertible notes.

Net Income (Loss)

Net loss incurred during quarter ended March 31, 2014 was $48,452; comparably, during the same period of 2013, net income generated was $105,392. Change in net income is due to the reasons stated above.

Results of Operations for Nine months Ended March 31, 2014 and 2013

Net Sales

Net sales generated during the nine months ended March 31, 2014 and 2013 were $768,494 and $464,475, respectively; representing a 65% or $304,019 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the nine months ended March 31, 2014 and 2013, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during nine months ended March 31, 2014 and 2013 were $215,556 and $249,003, respectively, representing a 13% or $33,447 decrease. The decrease of cost of sales was mainly due to the Company changed its strategic business direction and generated more revenue from providing monitoring services to customers. Revenue from monitoring services normally generate higher gross profit.

Gross Profit

Gross profit generated during nine months ended March 31, 2014 and 2013 was $552,938 and $215,472, respectively. The gross profit margin for nine months ended March 31, 2014 and 2013 was 72% and 46%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for nine months ended March 31, 2014 and 2013 were $1,466,521 and $379,409, respectively; representing 287% or $1,087,112 increase in general and administrative expense mainly due to the Company recorded $994,448 stock compensation expense for stock issued to management pursuant to Global Settlement Agreement entered in December 10, 2013, and stock compensation to consultants.

Selling Expenses

Selling expenses incurred during nine months ended March 31, 2014 and 2013 were $173,106 and $178,165, respectively, representing $5,059 or 3% decrease.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $1,508,470 and $4,290,296 during nine months ended March 31, 2014 and 2013, respectively. This was due to a lower value of the derivative liability at March 31, 2014, and lower amount of convertible notes outstanding.

Interest Expense

Interest expense for the nine months ended March 31, 2014 and 2013 was $199,194 and $490,237, respectively. The 291,043 or 59% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note, amortization of debt discount and interest expense for credit line and convertible notes.

Net Income

Net income during nine months ended March 31, 2014 and 2013 was $222,587 and $3,457,957, respectively. Change in net income is due to the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2014 and June 30, 2013, we had $2,245 and $5,857 in cash, respectively.

During nine months ended March 31, 2014 and 2013, our operating activities incurred net cash outflow of $23,612 and $349,398. Main reasons for the change in net cash used in operating activities were outlined below:

1.

Changes in fair value of derivative instrument during nine months ended March 31, 2014 and 2013 generated non-cash income of $1,508,470 and $4,290,297; respectively;

2.

During nine months ended March 31, 2014 and 2013, amortization of discount on convertible notes and interest expense incurred non-cash expense of $28,991 and $311,424, respectively.

3.

During nine months ended March 31, 2014 and 2013, the increase of deferred revenue generated cash inflow of $44,673 and $132,197, respectively.

During nine months ended March 31, 2014 and 2013, financing activities generated net cash inflow of $20,000 and $410,350, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.

During nine months ended March 31, 2014 and 2013, the Company received $nil and $60,000 by collection on loan receivable.

2.

During nine months ended March 31, 2014 and 2013, the Company raised $nil and $23,100, respectively, through issuing common stocks to various investors;

3.

During nine months ended September 30, 2013, the Company repaid $10,750 to its credit line.

4.

During the nine month ended March 31, 2014 and 2013, the Company received proceeds of $nil and $58,000 from issuing convertible notes.

5.

During the nine month ended March 31, 2014 and 2013, the Company received proceeds of $20,000, net of repayment and $nil from issuing promissory note to a vendor.

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

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2014. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

The specific material weakness identified by the Company’s management as of March 31, 2014 are described as follows:

•

The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•

We currently do not have an audit committee.

•

The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•

We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition, or future results. During the six ended March 31, 2014, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	October 8, 2014	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial
and Accounting Officer)

/s/ Allen Polsky	October 8, 2014	Director
Allen Polsky