Form 10-K
period 2014-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-11-03
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,832,919.

As of October 27, 2014, the registrant had 5,628,679 shares of common stock issued and outstanding, respectively.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2014

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

The company's business model focuses on both sales of the MediPendant® and on the production of revenue via monthly charges paid by the customer for monitoring services (MRR).  The company is now focusing efforts on researching synergistic acquisitions and additional products to offer an aging population.

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

Mobile Medical Alerts have recently been introduced to the market. Designed for the younger and more active person with medical issues, and also the active elderly adult, there are inherent problems with them: They need to be charged on a daily basis, they cannot get wet, the location based system they use to find the user is not very precise, and there are dead zones or no service issues as well

Medical Alarm Concepts™ has built upon traditional PERS technology to develop a revolutionary patented solution for direct two-way voice communication through its MediPendant® alarm device. In particular, the Company’s wearable alarm pendant enables users to manage the spontaneity of an emergency by responding through a two-way voice speakerphone pendant that connects to a monitored call center for direct communication, leaving users free to move in and around their home within an extended mobility range that exceeds that of other personal alarm offerings. The Company’s patented “voice prompts” add another layer of comfort to the user during an emergency by letting them know the status of their call for help as it is progressing; “your call for help is being dialed, battery status is okay, and help is on the way.” Additionally, MediPendant®’s advanced technology allows for three-way calling between the operator, the user and the dispatched first responders and/or a friend and family member. No other available PERS system on the marketplace today offers the benefit of three-way voice conferencing directly through the pendant.

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

The most obvious and common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions, in case of an age or health related incident that requires immediate attention, but in which the victim is unable to reach out for assistance via traditional means, including the placement of a telephone call. While very few things can prevent falls by aged persons or other unforeseen medical emergencies, medical alarms mitigate the potential harm and expensive hospital stays done by initiating a timely response to such an incident.

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

Mobile Medical Alerts have recently been introduced to the market. They are designed for the younger and more active person with medical issues and also the active elderly adult. However, they need to be charged on a daily basis, they cannot get wet, the location based system they use to find the user is not very precise, and there are dead zones or no service issues as well

There is also a growing trend in the industry toward the sale of non-monitored PERS devices. Such products, upon activation by the user, connect the user NOT to a centralized private monitoring function, but to either an E-911 operator or to a family member or other person. These non-monitored PERS devices are typically for the consumer to purchase as a one-time purchase and do not require the payment of monthly monitoring fees.

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

The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

Fiscal Year 2013	High	Low
First Quarter	$2.8	$1.6
Second Quarter	$1.68	$1.12
Third Quarter	$1.76	$1.12
Fourth Quarter	$1.28	$0.64

Fiscal Year 2014	High	Low
First Quarter	$1.76	$1.12
Second Quarter	$1.28	$0.64
Third Quarter	$1.12	$0.15
Fourth Quarter	$0.52	$0.22

*   Price Not available for Period

Holders

As of October 28, 2014, there were approximately 207 shareholders of record of our common shares.

Dividend Policy

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare dividends on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

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

The MediPendant® enables the wearer to simply speak and listen directly through the pendant in the event of an emergency. The MediPendant® is designed to be worn in the bath or shower and offers a 600-foot range so that the wearer can operate the unit from virtually anywhere within their home or on their property.. The product is extremely durable, very reliable and offers an extremely long battery life

The MediPendant® has strong intellectual property patent protection. The patent protects a unique feature of the product, which is voice prompts that alert the user of the operational status of the device and that help is being summoned upon alarm activation.

During December of 2011, the Company announced the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 75,000,000 customers. The Company's relationship with this retailer has been strong, sales are occurring on a daily basis, and customer satisfaction is high. The Company successfully runs sales programs at Costco including email blasts, Costco.com coupons, and assorted other promotions. The MediPendant® product will continue to be included in Costco promotions with more scheduled for later in 2014 and early 2015. The MediPendant® has now received 28 product reviews on the retailer's website, 21 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars

The Company has also had successes internationally with new distribution agreements in Denmark and Ireland. Additionally, the Company is currently working on a distribution/joint venture with JTT-EMS, which is a company located just outside of Beijing, China. Medical Alarm Concepts is expecting steady growth from its international markets extending into 2014. The Company also distributes the MediPendant® through Internet marketing and through various outside call centers. Significant investment is planned to expand sales opportunities relative to these areas.

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

On December 10, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”) with the holder of its credit line and major shareholders. Under the terms of the agreement, all of the Company’s credit line and accrued interests on credit line were forgiven and all of the convertible debt would be converted to common shares, except for the balance of $25,908.

In exchange for the credit line cancellation and the conversion of convertible debt, both parties agreed on the following terms: 1) the management team agreed to modify its September 19, 2011 agreement with the Company giving up all anti-dilution rights, 2) the Company agreed to take steps to increase the number of authorized shares to accommodate the debt conversions and would complete a reverse split of its shares, 3) The Company would file a registration statement with the SEC, and 4) the Company would continue to file past due periodic reports with the SEC on Forms 10-Q and 10-K in order to return the Company to full reporting status, a process that is complete upon the filing of this 10-K.

We believe upcoming balance sheets, on which we expect to be free of nearly all long-term debt and free of warrants, options and minimal outstanding preferred stock, will more accurately reflect the true value of our growing company.

The Company expects calendar years 2014 and 2015 to show continued growth in both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. We believe the growth rate and the positive operating cash flow we are currently realizing is sustainable into 2015 and beyond.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As disclosed in note 3 to the accompanying consolidated financial statements, the Company has working capital deficit of $635,937, did not generate cash from its operations, had stockholders’ deficit of $2,036,440 and had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Net Sales

Net sales generated during the years ended June 30, 2014 and 2013 were $1,153,693 and $572,712, respectively; representing a 101% or $580,981 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. This Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During 2014 and 2013, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Revenue

Cost of revenue incurred during years ended June 30, 2014 and 2013 were $324,503 and $441,788, respectively, representing a 27% or $117,285 decrease. The decrease of cost of sales was mainly due to the Company changed its strategic business direction and generated more revenue from providing monitoring services to customers. Revenue from monitoring services normally generate higher gross profit.

Gross Profit

Gross profit generated during fiscal 2014 and 2013 was $829,190 and $130,924, representing a 533% or $698,266 increase. The gross profit margin for 2014 and 2013 was 72% and 23%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

Selling Expenses

Selling expenses incurred during fiscal 2014 and 2013 was $212,133 and $244,162, respectively. The $32,029 was a 13% decrease compared to the previous period. During fiscal 2014, the Company began to shift its sales emphasis more toward consumer marketing, which contributed to the reduction in sales expenses.

General and Administrative

General and administrative expenses for fiscal 2014 and 2013 were $1,695,423 and $628,273, respectively; representing 170% or $1,067,150 increase. During the year ended June 30, 2014, the Company issued 1,493,669 shares of common stocks to management pursuant to Global Settlement Agreement and recorded stock compensation expense of $ 955,948. The Company also issued 50,000 shares of common stocks to a shareholder for consulting services, during the year ended June 30, 2014, which was valued at $38,500. During the year ended June 30, 2013, stock compensation expense was $28,267.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $1,514,947 and $4,500,057 income during fiscal 2014 and 2013, respectively. This was due to a lower value of the derivative liability and lower amount of convertible notes outstanding at June 30, 2014.

Interest Expense

Interest expense for fiscal 2014 and 2013 were $211,540 and $569,460, respectively. The $357,920 or 62% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note, amortization of debt discount and interest expense for credit line and convertible notes.

Net Income

Net income generated during 2014 and 2013 was $225,041 and $3,189,086 income respectively for the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2014 and 2013, we had $7,673 and $5,857 in cash, respectively.

During fiscal 2014 and 2013, operating activities used net cash of $25,684 and $497,120, respectively. Main reasons for the $471,436 or 95% decrease in net cash used in operating activities were outlined below:

1.	Net income generated during 2014 and 2013 was $225,041 and $3,189,086, respectively;
2.	Stock issued for services was $994,448 and $28,267 in 2014 and 2013, respectively;
3.	Changes in fair value of derivative instrument during 2014 and 2013 generated non-cash income of $1,514,947 and $4,500,057, respectively;
4.	Non-cash interest expense during 2014 and 2013 was $28,991 and $337,857, respectively;
5.	During fiscal 2014 and 2013, the increased of accounts receivable generated net cash inflow of $33,249 and $10,792, respectively.
6.	The increase of accrued expenses and other current liabilities resulted net cash inflow of $20,524 and $191,389, respectively.
7.	During fiscal 2014 and 2013, the increase of deferred revenue generated net cash inflow of $105,206 and $207,044, respectively.

During fiscal 2014and 2013, financing activities generated net cash inflow of $27,500 and $482,400, respectively. The decrease of $454,900 or 94% was mainly due the following reasons.

1.	Cash received from loan receivable during 2013 was $60,000, in contrast, during 2014, there was no transaction in the same nature;
2.	Proceeds from convertible notes were $58,000 during 2013, in contrast, there is no transaction in similar nature during 2014;
3.	During 2014 and 2013, repayment of credit line incurred net cash outflow of $nil and $10,750, respectively;
4.	Proceeds from issuance of common stock generated net cash inflow of $22,500 and $346,150 for the year ended June 30,2014 and 2013, respectively;
5.	During 2013, proceeds from related party loan generated net cash inflow of $29,000; there was no transaction in similar nature during 2014
6.	During 2014, proceeds from note payable, net of repayment were $5,000. However, there was no transaction in similar nature during fiscal 2013.

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

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 8.

Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2014 and 2013 begins on page F-1 of this annual report.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 8, 2013, Medical Alarm Concepts Holding, Inc. (the “Company”) dismissed Li and Company, PC as the Company's independent registered public accounting firm. The decision to change accountants was approved by the Company's Board of Directors on April 8, 2013.

Li and Company, PC had been the Company’s independent registered public accounting firm since July 8, 2008. The report of Li and Company, PC on the Company’s financial statements for the fiscal year ended June 30, 2010 was modified to include an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern, but did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal year ended June 30, 2010 and through April 8, 2013, there were: (i) no disagreements between the Company and Li and Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Li and Company, PC would have caused it to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective April 8, 2013, the Company engaged Paritz & Company, P.A. as its new independent registered public accounting firm. The decision to engage Paritz & Company, P.A. was approved by the Board of Directors on April 8, 2013.

ITEM 9A.

Controls and Procedures

Disclosure Controls and Procedures

Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2014 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2014 that our internal controls over financial reporting were ineffective due to the material weakness identified.

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

•

We currently do not have an audit committee

•

The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

•

We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

ITEM 9B.

Other Information

None.

Part III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors and their respective ages as of June 30, 2014 are as follows:

Name	Age	Position
Ronnie Adams	65	Chief Executive Officer, President, and Chairman of the Board of Directors
Allen Polsky	69	Director

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

Allen Polsky

Allen Polsky has 30 years of experience in the security and life safety industry and currently serves as Medical Alarm Concepts’ Vice President of Strategic Alliances. Prior to joining MAC, he was a Senior Security consultant for JM resources, a structured wiring company. He was also a co-founder of Connective Home Acquisition.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports. The Company’s quarterly report on Form 10-Q for quarterly period ended March 31, 2013 was filed with the SEC on May 29, 2014. The Company’s annual report on Form 10-K for fiscal year ended June 30, 2013 was filed with the SEC on July 17, 2014. The Company’s quarterly report on Form 10-Q for period ended September 30, 2013, December 31, 2013 and March 31, 2014 were filed with the SEC on September 12, September 25 and October 8, 2014, respectively, all other required filings were not made on a timely basis.

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

The Board has determined that none of the board members qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Neither Mr. Adams nor Mr. Polsky meet the definition of an “independent” director set forth in Rule 4200(a) (15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

Board meetings and committees; annual meeting attendance.

During fiscal year 2014, the Board of Directors had one meeting in total. All members of the Board of Directors attended the meetings. All members of the Board of Directors are required to attend the annual meetings of securities holders. On December 18, 2013, all members of the Board of Directors attended the meeting of the Board of Directors.

ITEM 11.

Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2014 and 2013 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2014 and 2013 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

	Summary Compensation Table
Name and Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)		(j)

Howard Teicher	2013	Nil	Nil	Nil	Nil	Nil	Nil	$	Nil	$	Nil
Former CEO and Chairman

Ronnie Adams	2014	$56,800	Nil	Nil	Nil	Nil	Nil		$6,040		$62,840

CEO and Chairman	2013	$56,800	Nil	Nil	Nil	Nil	Nil		$6,040		$62,840

Allen Polsky	2014	12,000	Nil	Nil	Nil	Nil	Nil		Nil		12,000
	2013	12,000	Nil	Nil	Nil	Nil	Nil		Nil		12,000

Option Grants.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during period ending June 30, 2014 by the executive officers named in the Summary Compensation Table.

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

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 30, 2014, certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 5,628,679 shares of our common stock outstanding as of October 30, 2014. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Ronald Adams 200 West Church Road, Suite B King of Prussia, PA 19406	634,164	11.28%

Common Stock	Alan Polsky 200 West Church Road, Suite B King of Prussia, PA 19406	227,478	4.04%

Common Stock	All officers and directors as a group (2 persons)	861,642	15.32%

Common Stock	Biotech Debt Liquidation Fund, LLC 1156 Clement Street San Francisco, CA 94118	541,301	9.62%

Common Stock	Biotech Liquidation Fund, LLC 1156 Clement Street San Francisco, CA 94118	505,905	9.00%

Common Stock	Joseph A. Noel 1155C Arnold Dr. Suite 168 Martinez, CA 94553	543,310*	9.66%

Common Stock	JTT-EMS LTD 801-6081 No. 3 Road Richmond, B.C., V6y 2B2	602,093	10.71%

*   Joseph A. Noel’s total beneficial ownership is 543,310 (9.66%), which includes up to 199,084 shares as a member of Biotech Debt Liquidation Fund, LLC and up to 344,226 shares as a member of Biotech Liquidation Fund, LLC.

Change in Control

None.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

See Note6,7,8,11 to consolidated financial statements.

ITEM 14.

Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2014 and 2013.

Audit Fees

For the Company’s fiscal years ended June 30, 2014 and 2013, we were billed approximately $45,000 and $35,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit-Related Fees

There were no fees for audit related services for the years ended June 30, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended June 30, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2014. All of the services provided and fees charged by our independent registered accounting firms in 2014 were approved by the board of directors.

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

Date: November 3, 2014

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

/s/ Ronnie Adams	Chief Executive Officer and Chief Financial Officer (Principal	Noevember 3, 2014
Ronnie Adams	Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	Director	November 3, 2014
Allen Polsky

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Medical Alarm Concepts Holding, Inc.

We have audited the accompanying consolidated balance sheets of Medical Alarm Concepts Holding, Inc. (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statement of comprehensive income, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Alarm Concepts Holding, Inc. as of June 30, 2014 and 2013 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements, the Company had working capital deficit of $635,937, a stockholders’ deficit of $2,036,440, did not generate cash from its operations, and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey,

October 29, 2014

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS
Cash	$7,673	$5,857
Accounts receivable net of allowance of $7,906 and $nil	36,952	11,607
Inventory	22,839	26,136
Prepaid expense	-	32,661
Total current assets	67,464	76,261

NON-CURRENT ASSETS
Property and equipment, net	461	5,714
Intangible assets, net	1,099,036	1,177,538
Total non-current assets	1,099,497	1,183,252

Total assets	$1,166,961	$1,259,513

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$30,766	$2,455,628
Accounts payable	67,305	71,623
Deferred revenue	380,397	275,191
Note payable - related party	-	29,000
Note payable - other	5,000	-
Accrued expenses and other current liabilities	194,025	367,798
Convertible notes payable - current	25,908	54,330
Total current liabilities	703,401	3,253,570
NON-CURRENT LIABILITIES
Credit line payable - related party	-	618,844
Patent payable	2,500,000	2,500,000
Convertible notes payable, net of discount	-	225,165
Total non-current liabilities	2,500,000	3,344,009

Total liabilities	3,203,401	6,597,579

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of June 30, 2014 and 2013, respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of June 30, 2014 and 2013, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,623,679 and 1,696,813 shares issued and outstanding on June 30, 2014 and 2013, respectively	562	170
Additional paid-in capital	12,203,981	9,127,788
Accumulated deficit	(14,240,984)	(14,466,025)
Total stockholders' deficit	(2,036,440)	(5,338,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,166,961	$1,259,513

See accompanying notes to these audited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended June 30,
	2014	2013

Revenue	$1,153,693	$572,712
Cost of revenue	324,503	441,788
Gross profit	829,190	130,924

Operating expenses
Selling expense	212,133	244,162
General and administrative	1,695,423	628,273
Total operating expenses	1,907,556	872,435
Loss from operations	(1,078,366)	(741,511)

Other (income) expenses
Change in fair value of derivative instrument	(1,514,947)	(4,500,057)
Interest expense	211,540	569,460
Total other (income) expense	(1,303,407)	(3,930,597)

Income before income tax	225,041	3,189,086
Income tax provision	-	-
Net income	$225,041	$3,189,086

Net income per common share - basic and diluted	$0.06	$3.47
Weighted average number of common shares - basic and diluted	3,787,467	918,391

See accompanying notes to these audited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit
Balance at June 30, 2012	688	-	9,938	1	717,103	72	7,407,291	(17,655,111)	(10,247,747)
Conversion of convertible notes to Common Stock	-	-	-	-	354,893	35	994,054	-	994,089
Issuance of common stocks for cash	-	-	-	-	623,468	63	291,688	-	291,751
Share-based compensation	-	-	-	-	-	-	28,267	-	28,267
Forgiveness of warrants	-	-	-	-	-	-	403,417	-	403,417
Stock issued for cashless exercise of warrants	-	-	-	-	1,349	-	3,071	-	3,071
Net loss	-	-	-	-	-	-	-	3,189,086	3,189,086
Balance at June 30, 2013	688	-	9,938	1	1,696,813	170	9,127,788	(14,466,025)	(5,338,066)
Conversion of convertible notes to Common Stock	-	-	-	-	2,160,180	216	343,603	-	343,819
Issuance of common stocks for services	-	-	-	-	1,543,669	154	994,294	-	994,448
Forgiveness of credit line	-	-	-	-		-	618,844	-	618,844
Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	-	-	-	-		-	909,918	-	909,918
Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	-	-	-	-		-	107,656	-	107,656
Stock issued for cash		-	-	-	123,014	12	76,888	-	76,900
Stock issued for payment of interest		-	-	-	100,000	10	24,990	-	25,000
Net loss	-	-	-	-	-	-	-	225,041	225,041
Balance at June 30, 2014	688	-	9,938	1	5,623,676	562	12,203,981	(14,240,984)	(2,036,440)

See accompanying notes to these audited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the years ended June 30,
		2014	2013

Net income		$225,041	$3,189,086
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for services		994,448	28,267
Common stock issued for interest		25,000	0
Change in fair value of derivative instrument		(1,514,947)	(4,500,057)
Amortization of patent		78,503	78,503
Non-cash interest expense		28,991	337,857
Depreciation		5,253	5,250
Bad debt expense		7,906	-
Change in operating assets and liabilities
Accounts receivable		(33,249)	(10,792)
Inventory		3,297	25,906
Prepaid expenses		32,661	(32,661)
Accounts payable		(4,318)	(16,912)
Accrued expenses and other current liabilities		20,524	191,389
Deferred revenue		105,206	207,044
Net Cash Used in Operating Activities		(25,684)	(497,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from loan receivable		-	60,000
Proceeds from convertible notes		-	58,000
Proceeds from note payable - other		5,000	-
Proceeds from issuance of common stock, net of costs		22,500	346,150
Repayment of credit line - related party		-	(10,750)
Proceeds from (repayment of) loan payable - related party		-	29,000
Net Cash Provided By Financing Activities		27,500	482,400

NET INCREASE (DECREASE) IN CASH		1,816	(14,720)

CASH AT BEGINNING OF PERIOD		5,857	20,577

CASH AT END OF PERIOD		$7,673	$5,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense		$125,000	$150,090
Cash paid for income taxes		$-	$-
Conversion of convertible notes to common stock		$314,819	$64,883
Derivative liability classified to additional paid-in capital upon forgiveness of warrants		$-	$403,417
Derivative liability classified to additional paid-in capital upon conversion of related convertible notes		$909,915	$929,206
Debt discount from derivative liability	$		$58,000
Issuance of common stock previously classified as stock to be issued		$54,400	$-
Forgiveness of creditline payable classified to additional paid-in capital		$618,843	$-
Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt		$107,656	$-

See accompanying notes to these audited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1NATURE OF OPERATIONS

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

NOTE 2SUMMARY OF ACCOUNTING POLICIES

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

Certain amounts included in June 30, 2013 financial statements have been reclassified to conform to the June 30, 2014 financial statements presentation.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of June 30, 2014 and 2013.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2014 and 2013.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and 2013.

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, are the only financial liability measured at fair value on a recurring basis. (See Note 10)

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Accounting Pronouncements

In April 2014, the FASB issued amendments to ASC Topic 205 “Presentation of Financial Statements” and ASC Topic 360 “Property, Plant and Equipment”. The amendments change the current requirements for reporting discontinued operations in Subtopic 205-20. It requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability section, respectively, of the statement of financial position. This topic is effective for public entities for reporting periods beginning after December 15, 2014. An entity should not apply the amendments to a component classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company does not believe the adoption of the amendments to ASC 205 and ASC 360 will have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As the accompanying consolidated financial statements, the Company has working capital deficit of $635,937, did not generate cash from its operations, had stockholders’ deficit of $2,036,440 and had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INTANGIBLE ASSETS

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company was obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment was not made on June 30, 2012. On September 30, 2014, this due date was extended to December 31, 2014.

Amortization of patent aggregated $78,503 for the year ended June 30, 2014 and 2013 respectively.

Patent, stated at cost, less accumulated amortization consisted of the following:

	June30, 2014	June30,2013
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,400,964)	(1,322,462)
	$1,099,036	$1,177,538

NOTE 5. - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents accrued expenses and other current liabilities.

	June 30, 2014	June 30, 2013
Accrued expenses	$194,025	$169,952
Accrued interest	-	107,988
Stock to be issued	-	54,400
Advance from customer	-	35,458
Total	$194,025	$367,798

NOTE 6 - CREDIT LINE – RELATED PARTY

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.002, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date. The convertible notes balance as of June 30, 2014 was $25,908 and was due on March 31, 2013.

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

During the year ended June 30, 2014, convertible notes with total face amount of $314,819 were converted pursuant to Global Settlement Agreement. (See Note 8 – Stockholder’s Equity)

The following table summarizes the convertible promissory notes movement of fiscal 2014 and 2013:

Balance at June 30, 2012	$347,610
Convertible notes issued	58,000
Convertible notes converted	(64,883)
Total	340,727
Less: debt discount	(61,232)
Balance at June 30, 2013	279,495
Less: current portion	(54,330)
Long-term portion	225,165

Balance at June 30, 2013	340,727
Convertible notes issued	-
Convertible notes converted	(314,819)
Total	25,908
Less: debt discount	-
Balance at June 30, 2014	25,908

NOTE 8 – STOCKHOLDERS’ EQUITY

During fiscal year ended June 30, 2013, the Company issued 623,468 shares of common stocks for cash of $291,751.

During fiscal year ended June 30, 2013, the Company issued 1,349 shares of common stocks as a result of cashless exercise of warrants.

During the fiscal year ended June 30, 2014, 123,014 shares of common stocks were issued to investors for $76,900 cash. $54,400 was received during the year ended June 30, 2013 and was classified as the liability for common stock to be issued, which was included in accrued expense and other current liabilities at June 30, 2013 and reclassified to equity upon issuance of the shares.

On December 10, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”). Pursuant to the term of a Global Settlement Agreement (“GSA”) among the Company, Biotech and the management team, as defined:

1.

Biotech forgave any outstanding borrowings of the Company under the Credit Line referred to in Note 6 for no consideration.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 5, 2014, the Company issued 36,250 shares of common stock to a related note holder as repayment of promissory note of $29,000. See Note 10.

On June 26, 2014, the Company issued 100,000 shares of common stock to a note holder for payment of interest (See Note 4)

NOTE 9 - WARRANTS

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

NOTE 10 - DERIVATIVE LIABILITY AND FAIR VALUE

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

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended June 30, 2013, the Company recorded $261,230 of interest expense relating to the excess fair value of the conversion option over the face value of the debentures.

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	193.89% - 322.21%	0.07%/ 1 year 0.35%/ 2 years 0.5%/ 3 years	As set forth by each promissory note agreement	$ 0.0002	As set forth by each promissory note agreement

The following table provides a summary of the changes in fair value of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2014 and 2013.

Balance - July 1, 2012	8,043,577
Issuances during the year	261,230
Conversion and forgiveness during the year	(1,349,122)
Changes in fair value included in earnings	(4,500,057)
Balance - June 30, 2013	2,455,628
Issuances during the year	-
Conversion during the year	(909,915)
Changes in fair value included in earnings	(1,514,947)
Balance - June 30, 2014	30,766

Note 11 – NOTE PAYABLE –OTHER

On November 1, 2013, the Company issued a $30,000 promissory note to a vendor who provide monitoring services to the Company. The note is non-interest bearing and due on June 1, 2014. The note will be paid in six installment payments with $5,000 due on the first day of each month from January to June 2014. Based on the note, all subscribers monitoring agreements owned or newly originated by the Company must be monitored by the note holder until the terms of the agreement are satisfied. This note is guaranteed by the CEO of the Company. As of June 30, 2014, unpaid balance was $5,000 which was paid in July 2014.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2013, the Company issued various convertible notes to certain shareholders. (See Note 7)

Interest expenses to shareholder loans were $31,909 and $72,349 for the years ended June 30, 2014 and 2013, respectively, zero amount was paid during the years ended June 30, 2014 and 2013, respectively.

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

On December 10, 2013, the Company issued 1,493,669 shares of common stock to management team per Global Settlement Agreement. (See Note 8)

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Year ended June30,
	2014	2013
U.S. federal statutory rate	34.00%	34.00%
State income tax, net of federal benefit	9.99%	9.99%
Permeant difference – change in fair value of derivative instrument and non-cash interest expense	(296.14%)	(57.41%)
Change in valuation allowance	252.15%	13.42%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Year ended June30,
	2014	2013
Federal:
Current	$-	$-
Deferred	(438,568)	(330,858)
State and local:
Current	-	-
Deferred	(128,862)	(97,214)
Change in valuation allowance	567,430	428,072
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2014 and 2013 are as follows:

	Year ended June30,
	2014	2013
Net operating losses carried forward	$4,784,732	$4,217,302
Less: valuation allowance	(4,784,732)	(4,217,302)
Deferred tax assets	$-	$-

As of June 30, 2014, the Company had approximately $ 11 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

MEDICAL ALARM CONCEPTS HOLDIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION AND CREDIT RISK

Sales to one customer accounted for approximately 17% and 19% of the Company’s revenue for the year ended June 30, 2014 and 2013, respectively.

The Company had only one supplier during the years ended June 30, 2014 and 2013, respectively.

NOTE 14 – SUBSEQUENT EVENT

On August 21, 2014, the Company granted 5,000 shares of common stock to an individual as compensation for his services pursuant to a “Restricted Stock Grant Notice” between the Company and the consultant dated July 1, 2014.