Form 10-Q
period 2014-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2014-11-14
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2014
Common Stock, $0.0001 par value per share	5,628,679 shares

PART 1.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,543	$7,673
Accounts receivable net of allowance of $7,906 and $7,906	10,832	36,952
Inventory	23,355	22,839
Purchase deposits	50,000	-
Total current assets	92,730	67,464

NON-CURRENT ASSETS
Property and equipment, net	-	461
Intangible assets, net	1,079,410	1,099,036
Total non-current assets	1,079,410	1,099,497

Total assets	$1,172,140	$1,166,961

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$50,197	$30,766
Accounts payable	66,893	67,305
Deferred revenue	369,346	380,397
Note payable - other	-	5,000
Credit line payable	86,000	-
Accrued expenses and other current liabilities	170,479	194,025
Convertible notes payable	25,908	25,908
Total current liabilities	768,823	703,401
NON-CURRENT LIABILITIES
Patent payable	2,500,000	2,500,000
Total non-current liabilities	2,500,000	2,500,000

Total liabilities	3,268,823	3,203,401

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,628,679 and 5,623,679 shares issued and outstanding on September 30, 2014 and June 30, 2014, respectively	563	562
Additional paid-in capital	12,205,730	12,203,981
Accumulated deficit	(14,302,977)	(14,240,984)
Total stockholders' deficit	(2,096,683)	(2,036,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,172,140	$1,166,961

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2014	2013

Revenue	$271,004	$264,860
Cost of revenue	61,915	61,433
Gross profit	209,089	203,427

Operating expenses
Selling expense	60,380	41,351
General and administrative	153,756	154,966
Total operating expenses	214,136	196,317
Income (loss) from operations	(5,047)	7,110

Other (income) expenses
Change in fair value of derivative instrument	19,431	(419,135)
Interest expense	37,515	80,223
Total other (income) expense	56,946	(338,912)

Income (loss) before income tax	(61,993)	346,022
Income tax provision	-	-
Net income (loss)	$(61,993)	$346,022

Net income per common share - basic and diluted	$(0.01)	$0.20
Weighted average number of common shares- basic and diluted	5,628,625	1,701,356

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2014	2013

Net income (loss)	$(61,993)	$346,022
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for services	1,750	0
Change in fair value of derivative instrument	19,431	(419,135)
Amortization of patent	19,626	19,625
Non-cash interest expense	-	22,672
Depreciation	461	1,312
Change in operating assets and liabilities
Accounts receivable	26,120	3,677
Inventory	(516)	(56,142)
Purchase deposits	(50,000)	32,661
Accounts payable	(412)	(2,988)
Accrued expenses and other current liabilities	(23,546)	16,497
Deferred revenue	(11,051)	36,916
Net Cash Used in Operating Activities	(80,130)	1,117

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit line	86,000	-
Repayment of note payable	(5,000)	-
Net Cash Provided By Financing Activities	81,000	-

NET INCREASE (DECREASE) IN CASH	870	1,117

CASH AT BEGINNING OF PERIOD	7,673	5,857

CASH AT END OF PERIOD	$8,543	$6,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$31,250	$37,500

Cash paid for income taxes	$-	$-

Issuance of common stock previously classified as stock to be issued	$-	$24,400

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

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. (a) The consolidated balance sheet as of June 30, 2014, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of September 30, 2014.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of September 30, 2014.

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

The Company follows Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for certain freestanding warrants that contain exercise price adjustment features.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014.

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

As reflected in the accompanying consolidated financial statements, as of September 30, 2014, the Company has working capital deficit of $676,093; did not generate significant cash from its operations; had stockholders’ deficit of $2,096,683 and had operating loss for prior three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The patent is being amortized over its estimated useful life. Amortization of patent aggregated $19,626 for the quarter ended September 30, 2014 and 2013, respectively.

Patent, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2014	June 30, 2014
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,420,590)	(1,400,964)
	$1,079,410	$1,099,036

5.

CONVERTIBLE NOTES PAYABLE

The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.002, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date, and was due on September 30, 2013.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2014	25,908
Convertible notes issued	-
Convertible notes converted	-
Total	25,908
Less: debt discount	-
Balance at September 30, 2014	25,908

On November 2, 2014, the holder of the convertible note informed the Company that the holder of the convertible debt would no longer seek repayment of the outstanding $25,908.07. See Note 11 Subsequent events.

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	874.51% - 876.12%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	$0.0002 per share	As set forth by each promissory note agreement

7.

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

8.

CREDIT LINE

On September 30, 2014, the Company entered into a line of credit with a third party. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017.

As of September 30, 2014, outstanding balance under the line of credit was $86,000.

9.

INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended September 30, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Year ended September 30,
	2014	2013
U.S. federal statutory rate	$(21,078)	$117,647
State income tax, net of federal benefit	(6,193)	34,568
Permanent difference	8,548	(184,377)
Change in valuation allowance	18,723	32,162
Income tax provision	$-	$-

The provision for income tax is summarized as follows:

	Year ended September 30,
	2014	2013
Federal:
Current	$-	$-
Deferred	(14,471)	(24,858)
State:
Current	-	-
Deferred	(4,252)	(7,304)
Change in valuation allowance	18,723	32,162
Income tax provision	$-	$-

As of September 30, 2014, the Company had approximately $10 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

10.

CONCENTRATIONS

The Company had only one supplier during the three months ended September 30, 2014 and 2013, respectively.

11.

SUBSEQUENT EVENTS

On November 2, 2014, the holder of the convertible note informed the Company that the holder of the convertible debt would no longer seek repayment of the outstanding $25,908. See Note 5.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview and Recent Events

Medical Alarm Concepts Holding, Inc. was organized in mid 2008. The operation was financed with a considerable amount of toxic convertible debt. This type of financing, along with several other issues, prevented the Company from realizing a robust growth rate for its first few years of operation. Since that time considerable management time has been spent and investor money utilized to turn the Company's operation around. As of the date of this filing, Medical Alarm Concepts is currently experiencing a robust growth rate, quality relationships with quality customers, and significantly improved balance sheet.

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

On December 10, 2013, the Company entered into a Global Settlement Agreement (the “Agreement”) with the holder of its credit line and major shareholders. Under the terms of the agreement, all of the Company’s credit line and accrued interests on credit line were forgiven and all of the convertible debt would be converted to common shares, except for the balance of $25,908.08. On November 2, 2014, the holder of the convertible notes informed the Company that the holder of the convertible notes would no longer seeking repayment of the outstanding balance of $25,908.

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

The Company expects the balance of calendar year 2014 and 2015 to be one of continued growth in both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. We believe the growth rate and the operating cash flow we are currently realizing is sustainable into the balance of 2014 and 2015.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $676,093, did not generate significant cash from its operations, had stockholders’ deficit of $2,096,683 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended September 30, 2014 and 2013

Net Sales

Net sales generated during the quarters ended September 30, 2014 and 2013 were $271,004 and $264,860, respectively; representing a 2% or $6,144 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended September 30, 2014 and 2013, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended September 30, 2014 and 2013 were $61,915 and $61,433, respectively, representing a 1% or $482 increase. The increase of cost of sales was mainly due to the Company changed its strategic business direction and generated more revenue from providing monitoring services to customers.

Gross Profit

Gross profit generated during quarters ended September 30, 2014 and 2013 was $209,089 and $203,427, respectively. The gross profit margin for quarters ended September 30, 2014 and 2013 was 77% and 77%, respectively.

Selling Expenses

Selling expenses incurred during quarters ended September 30, 2014 and 2013 were $60,380 and $41,351, respectively. The $19,029 or 46% increase compared to the previous period, mainly due to the higher marketing costs than the same period last year.

General and Administrative

General and administrative expenses for quarters ended September 30, 2014 and 2013 were $153,756 and $154,966, respectively; representing $1,210 decrease in general and administrative expense.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $419,135 during the quarter ended September 30, 2013; in contrast during the same period of 2014, the Company incurred expense of $19,431 as a result of change in fair value of derivative instrument.

Interest Expense

Interest expense for the quarter ended September 30, 2014 and 2013 was $37,515 and $80,223, respectively. The $42,708 or 53% decrease in interest expense was mainly due to decreased amount of interest expense recorded on debt discount and interest expense for credit line and convertible notes.

Net Income (Loss)

Net loss incurred during quarter ended September 30, 2014 was $61,993; comparably, during the same period of 2013, net income generated was $346,022. Change in net income is due to the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2014 and June 30, 2014, we had $8,543 and $7,673 in cash, respectively.

During three months ended September 30, 2014, our operating activities incurred net cash outflow of $80,130; in contrast, during the same period of 2013 operating activities incurred net cash inflow of $1,117. Main reasons for the change in net cash used in operating activities were outlined below:

1.

Changes in fair value of derivative instrument during three months ended September 30, 2014 incurred non-cash expense of $19,431; in contrast, during the same period of 2013, changes in fair value of derivative instrument generated non-cash income of $419,135;

2.

During three months ended September 30, 2014 and 2013, purchase of inventory incurred net cash outflow of $516 and $56,142, respectively.

3.

During three months ended September 30, 2014, the Company paid $50,000 as purchase deposit; in contrast, during the same period of 2013, the decrease of prepaid expense generated net cash inflow of $32,661;

4.

During three months ended September 30, 2014, repayment of accrued expenses and other current liabilities used net cash of $23,546; in contrast, during the same period of 2013, the increase of accrued expenses and other current liabilities generated net cash inflow of $16,497.

5.

During three months ended September 30, 2014, the decrease of deferred revenue used net cash of $11,051; in contrast, during the same period of 2013, the increase of deferred revenue generated net cash inflow of $36,916.

During three months ended September 30, 2014 and 2013, financing activities generated net cash inflow of $81,000 and $nil, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.

During three months ended September 30, 2014, the Company received $86,000 from a credit line obtained from a third party. During the same period, the Company also repaid $5,000 of notes payable.

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

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2014. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

The specific material weakness identified by the Company’s management as of September 30, 2014 are described as follows:

•

The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•

We currently do not have an audit committee.

•

The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•

We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition, or future results. During the three ended September 30, 2014, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	November 14, 2014	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial
and Accounting Officer)

/s/ Allen Polsky	November 14, 2014	Director
Allen Polsky