Form 10-Q
period 2014-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2015-02-17
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2015
Common Stock, $0.0001 par value per share	5,628,679 shares

1

PART	I. I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$4,671	$7,673
Accounts receivable net of allowance of $7,906	14,473	36,952
Inventory	120,494	22,839
Loan to employee	30,000	—
Purchase deposits	42,482	—
Total current assets	212,120	67,464

NON-CURRENT ASSETS
Property and equipment, net	—	461
Intangible assets, net	1,059,785	1,099,036
Total non-current assets	1,059,785	1,099,497

Total assets	$1,271,905	$1,166,961

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$—	$30,766
Accounts payable	93,841	67,305
Deferred revenue	363,838	380,397
Note payable - other	—	5,000
Credit line payable - related party	275,000	—
Accured expenses and other current liabilities	182,298	194,025
Convertible notes payable	—	25,908
Total current liabilities	914,977	703,401
NON-CURRENT LIABILITIES
Patent payable	2,500,000	2,500,000
Total non-current liabilities	2,500,000	2,500,000

Total liabilities	3,414,977	3,203,401

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,628,679 and 5,623,679 shares issued and outstanding on December 31, 2014 and June 30, 2014, respectively	563	562
Additional paid-in capital	12,273,738	12,203,981
Accumulated deficit	(14,417,374)	(14,240,984)
Total stockholders' deficit	(2,143,072)	(2,036,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,271,905	$1,166,961

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Revenue	241,077	256,731	$512,081	$521,591
Cost of revenue	41,144	102,178	103,059	163,611
Gross profit	199,933	154,553	409,022	357,980

Operating expenses
Selling expense	69,504	83,878	129,884	125,229
General and administrative	211,958	1,100,300	365,714	1,255,266
Total operating expenses	281,462	1,184,178	495,598	1,380,495
Loss from operations	(81,529)	(1,029,625)	(86,576)	(1,022,515)

Other (income) expenses
Change in fair value of derivative instrument	(8,096)	(1,035,900)	11,335	(1,455,035)
Interest expense - related party	2,934	—	2,934	—
Interest expense	38,030	81,258	75,545	161,481
Total other (income) expense	32,868	(954,642)	89,814	(1,293,554)

Income (loss) before income tax	(114,397)	(74,983)	(176,390)	271,039
Income tax provision	—	—	—	—
Net income (loss)	(114,397)	(74,983)	$(176,390)	$271,039

Net income per common share - basic and diluted	(0.02)	(0.03)	$(0.03)	$0.13
Weighted average number of common shares - basic and diluted	5,623,679	2,531,655	5,623,679	2,116,555

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2014	2013
Net income (loss)	$(176,390)	$271,039
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	1,750	955,948
Change in fair value of derivative instrument	11,335	(1,455,035)
Amortization of patent	39,251	39,251
Non-cash interest expense	—	28,991
Depreciation	461	2,625
Change in operating assets and liabilities
Accounts receivable	22,479	3,600
Inventory	(97,655)	(5,791)
Purchase deposits	(42,482)	32,661
Accounts payable	26,536	25,676
Accrued expenses and other current liabilities	(11,728)	52,457
Deferred revenue	(16,559)	41,703
Net Cash Used in Operating Activities	(243,002)	(6,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to employee	(30,000)	—
Net Cash Used in Investing Activities	(30,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from (repayment for) note payable - other	(5,000)	30,000
Proceeds from credit line	275,000	—
Net Cash Provided By Financing Activities	270,000	30,000

NET INCREASE (DECREASE) IN CASH	(3,002)	23,125

CASH AT BEGINNING OF PERIOD	7,673	5,857

CASH AT END OF PERIOD	$4,671	$28,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$75,000	$75,000

Cash paid for income taxes	$—	$—

Conversion of convertible notes to common stock	$—	$314,819

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$42,101	$909,915

Issuance of common stock previously classified as stock to be issued	$—	$24,400

Forgivenss of convertible notes	$25,908	$—

Forgiveness of credit line payable classified to additional paid-in capital	$—	$618,843

Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	$—	$107,656

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of December 31, 2014.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of December 31, 2014.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014.

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

As reflected in the accompanying consolidated financial statements, as of December 31, 2014, the Company has working capital deficit of $702,857; did not generate significant cash from its operations; had stockholders’ deficit of $2,143,072 and had operating loss for prior three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On December 31, 2014, this due date was extended to March 31, 2015.

The patent is being amortized over its estimated useful life. Amortization of patent aggregated $39,251 for the six months ended December 31, 2014 and 2013.

Patent, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2014	June 30, 2014
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,440,215)	(1,400,964)
	$1,059,785	$1,099,036

5.	CONVERTIBLE NOTES PAYABLE

The convertible notes are convertible into shares of the Company’s common stock at a fixed conversion price equal to the lesser of the fixed conversion price of $0.002, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date, and was due on September 30, 2013. On November 2, 2014, the holder of convertible note informed the Company that it will no longer be seeking repayment of $25,908.

The following table summarizes the convertible promissory notes movement:

Balance at June 30, 2014	$25,908
Convertible notes issued	—
Convertible notes forgiven	(25,908)
Total	—
Less: debt discount	—
Balance at December 31, 2014	$—

6.	DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

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

Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares
-	196.14% - 348.56%	0.07%/1 year 0.35%/2 years 0.5%/3 years	As set forth by each promissory note agreement	$0.0002 per share	As set forth by each promissory note agreement

7.	NOTE PAYABLE – OTHER

On November 1, 2013, the Company issued a $30,000 promissory note to a vendor who provide monitoring services to the Company. The note is non-interest bearing and due on June 1, 2014. The note will be paid in six installment payments with $5,000 due on the first day of each month from January to June 2014. Based on the note, all subscribers monitoring agreements owned or newly originated by the Company must be monitored by the note holder until the terms of the agreement are satisfied. This note is guaranteed by the CEO of the Company. As of December 31, 2014, the note was paid in full.

8.	CREDIT LINE – RELATED PARTY

On September 30, 2014, the Company entered into a line of credit with a company, which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017.

As of December 31, 2014, outstanding balance under the line of credit was $275,000.

9.	LOAN TO EMPLOYEE

During three months ended December 31, 2014, the Company loaned $30,000 to an employee of the Company. This loan is non-interest bearing and due in December 31, 2015. The employee pledged 60,000 shares of the Company’s common stock as collateral.

As of December 31, 2104, the amount outstanding was $30,000.

10.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended December 31, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Six months ended December 31,
	2014	2013
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Six months ended December 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	(49,616)	301,850
State and local:
Current	—	—
Deferred	(14,578)	88,690
Change in valuation allowance	64,194	(390,540)
Income tax provision (benefit)	$—	$—

As of December 31, 2014, the Company had approximately $11 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

11.	CONCENTRATIONS

The Company had only one supplier during the three and six months ended December 31, 2014 and 2013, respectively.

12.	SUBSEQUENT EVENTS

On January 28, 2015, the Company entered into an agreement to acquire 51% ownership of Medical Sales Group, LLC (“Medical Sales Group”) in exchange for one million shares of restricted common stock of the Company. This acquisition is expected to close once all accounting work has been completed on the acquisition.  The Company’s CEO owns 33% interest in Medical Sales Group. Medical Sales Group was formed in 2014 as a vehicle for acquiring companies in the rapidly expanding medical and telehealth fields.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and six months ended December 31, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended December 31, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company has also had successes internationally with distribution agreements in Denmark and Ireland. Additionally, the Company is currently working on a distribution/joint venture with JTT-EMS, which is a company located just outside of Beijing, China. Medical Alarm Concepts is expecting steady growth from its international markets during 2015. The Company also distributes the MediPendant® through Internet marketing and through various outside call centers. Significant investment is planned to expand sales opportunities relative to these areas.

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

The Company expects the balance of calendar year 2015 and 2016 to be one of continued growth in both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. We believe the growth rate and the operating cash flow we are currently realizing is sustainable into the balance of 2014 and 2015.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $702,857, did not generate significant cash from its operations, had stockholders’ deficit of $2,143,072 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended December 31, 2014 and 2013

Net Sales

Net sales generated during the quarters ended December 31, 2014 and 2013 were $241,077 and $256,731, respectively; representing a 6% or $15,654 decrease, resulting from decrease in sales to distributors. During the quarters ended December 31, 2014 and 2013, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended December 31, 2014 and 2013 were $41,144 and $102,178, respectively, representing a 60% or $61,034 decrease. The decrease of cost of sales was mainly due to decrease of net sales to distributors and more revenue generated from monitoring services, which has lower costs.

Gross Profit

Gross profit generated during quarters ended December 31, 2014 and 2013 was $199,933 and $154,553, respectively. The gross profit margin for quarters ended December 31, 2014 and 2013 was 83% and 60%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for quarters ended December 31, 2014 and 2013 were $211,958 and $1,100,300, respectively; representing 81% or $888,342 decrease in general and administrative expense. During three months ended December 31, 2013, the Company issued 1,493,669 shares of common stocks to management pursuant to Global Settlement Agreement and recorded stock compensation expense of $909,915.

Selling Expenses

Selling expenses incurred during quarters ended December 31, 2014 and 2013 were $69,504 and $83,878, respectively. The $14,374 decrease compared to the previous period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $8,096 and $1,035,900 during quarters ended December 31, 2014 and 2013, respectively. This was due to a lower value of the derivative liability at December 31, 2014.

Interest Expense

Interest expense for the quarter ended December 31, 2014 and 2013 was $38,030 and $81,258, respectively. The $43,228 or 53% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the convertible debt and credit line. The Company also accrued interest of $2,934 on the credit line obtained from a company partially owned by the Company’s CEO during the quarter ended December 31, 2014.

Net Loss

Net loss incurred during quarter ended December 31, 2014 and 2013 was $114,397 and $74,983, respectively. Change in net income is due to the derivative liabilities and the reasons stated above.

Results of Operations for Six Months Ended December 31, 2014 and 2013

Net Sales

Net sales generated during the six months ended December 31, 2014 and 2013 were $512,081 and $521,591, respectively; representing a 2% or $9,510 decrease, resulting from less revenue generated from sales to distributors.

Cost of Sales

Cost of sales incurred during six months ended December 31, 2014 and 2013 were $103,059 and $163,611, respectively, representing a 37% or $60,552 decrease. The decrease of cost of sales was mainly due to decrease of net sales to distributors and more revenue generated from monitoring services, which has lower costs.

Gross Profit

Gross profit generated during six months ended December 31, 2014 and 2013 was $409,022 and $357,980, respectively. The gross profit margin for six months ended December 31, 2014 and 2013 was 80% and 69%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for six months ended December 31, 2014 and 2013 were $365,714 and $1,255,266, respectively; representing 71% or $889,552 decrease in general and administrative expense mainly due to the Company recorded $909,915 stock compensation expense for stock issued to management pursuant to Global Settlement Agreement entered in December 10, 2013.

Selling Expenses

Selling expenses incurred during six months ended December 31, 2014 and 2013 were $129,884 and $125,229, respectively, representing $4,655 or 4% increase due to increased sales compared to the previous period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $1,455,035 during six months ended December 31, 2013; comparably, during the same period of 2014, change in fair value of derivative instrument generated expenses of $11,335. This was due to a lower value of the derivative liability at December 31, 2014.

Interest Expense

Interest expense for the six months ended December 31, 2014 and 2013 was $75,545 and $161,481, respectively. The $85,936 or 53% decrease in interest expense was mainly due to decreased amount of interest expense recorded on to convertible notes and credit line. The Company also accrued interest of $2,934 on the credit line obtained from a company partially owned by the Company’s CEO during the six months ended December 31, 2014.

Net Income (Loss)

Net income during six months ended December 31, 2013 was $271,039; comparably net loss incurred during the same period of 2014 was $176,390. Change in net income is due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2014 and June 30, 2014, we had $4,671 and $7,673 in cash, respectively.

During six months ended December 31, 2014 and 2013, our operating activities incurred net cash outflow of $243,002 and $6,875, respectively. Main reasons for the change in net cash used in operating activities were outlined below:

1.	Changes in fair value of derivative instrument during six months ended December 31, 2013 generated non-cash income of $1,455,035, comparably during the same period of 2014, such changes generated non-cash expense of $11,335;
2.	During six months ended December 31, 2013, amortization of discount on convertible notes and interest expense incurred non-cash expense of $28,991 and zero for the six months ended December 31, 2014.
3.	During six months ended December 31, 2013, the increase of deferred revenue generated cash inflow of $41,703; comparably, during the same period of 2014, decrease of deferred revenue incurred cash outflow of $16,559.
4.	During six months ended December 31, 2014 and 2013, expenses incurred from issuance of common stock for services were $1,750 and $955,948, respectively.
5.	During six months ended December 31, 2014 and 2013, the Company paid $97,655 and $5,791 on purchasing inventories.
6.	During six months ended December 31, 2014, the Company paid $42,482 as purchase deposits; comparably, during the same period of 2013, the decrease of purchase deposit generated net cash inflow of $32,661.

During six months ended December 31, 2014, the Company lent $30,000 to one of employees. There was no transaction in similar nature during the same period of previous year.

During six months ended December 31, 2014 and 2013, financing activities generated net cash inflow of $270,000 and $30,000, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During six months ended December 31, 2014, the Company raised $275,000 by obtaining a credit line from a company, which is partially owned by the Company’s CEO.
2.	During the six month ended December 31, 2014, the Company made $5,000 loan payment to a vendor. During the six months ended December31, 2013, the Company received $30,000 proceed from a vendor.

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

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item	4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of December 31, 2014. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

The specific material weakness identified by the Company’s management as of December 31, 2014 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	We currently do not have an audit committee.
•	The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•  We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item	1. Legal Proceedings

None.

ITEM	1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition, or future results. During the six ended December 31, 2014, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	February 17, 2015	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	February 17, 2015	Director
Allen Polsky