Form 10-Q/A
period 2014-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2015-02-18
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed with the Securities and Exchange Commission on February 17, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item	3. Defaults Upon Senior Securities

None.

Item	4. Mine safety disclosures

Not applicable.

Item	5. Other Information

None.

Item	6. Exhibits
Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
3.1	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State.	Filed as Exhibit to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.	3.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101 INS**	XRBL Instance Document	Filed herewith.
101.SCG**	XRBL Taxonomy Extension Schema	Filed herewith.
101.CAL**	XRBL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF**	XRBL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB**	XRBL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE**	XRBL Taxonomy Extension Presentation Linkbase	Filed herewith.

**	XRBL (Extensible Business Reporting Language information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of th

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	February 18, 2015	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	February 18, 2015	Director
Allen Polsky