Form 10-K/A
period 2014-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2015-04-10
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K/A

Amendment No. 1

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission file number 333-153290

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Church Road
Suite B
King of Prussia , PA 19406
(Address of principal executive offices)

(877) 639-2929
(Registrant’s telephone number, including area code)

Securities registered pursuant to
Securities registered pursuant to	Section 12(g) of the Act:
Section 12(b) of the Act:	(Title of Each Class)
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

1

Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2014
INDEX

TABLE OF CONTENTS

EXPLANATORY NOTES

Part I	1
ITEM 1. Business	1
ITEM 1A. Risk Factors	5
ITEM 1B. Unresolved Staff Comments	5
ITEM 2. Properties	5
ITEM 3. Legal Proceedings	5
ITEM 4. Mine Safety Disclosures	5

Part II	6
ITEM 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities	6
ITEM 6. Selected Financial Data	6
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 8. Financial Statements and Supplementary Data	11
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
ITEM 9A. Controls and Procedures	11
ITEM 9B. Other Information	11

Part IV	18
ITEM 15. Exhibits and Financial Statement Schedules	18
Signatures	19

EXPLANATORY NOTE

This Form 10-K/A is being filed by Medical Alarm Concepts Holdings, Inc. (the “Company”) in response to comments made by the staff of the Securities and Exchange Commission (“SEC”) by letter dated March 16, 2015 on the presentation in the Company in its original annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on November 3, 2014. Except as necessary to respond to the SEC staff comments, the Company has not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

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

General

Medical Alarm Concepts Holding, Inc. (the “Company” or “Medical Alarm”) was formed in June 2008 and, on June 24, 2008 we acquired 100% of the membership interests in Medical Alarm Concepts, LLC, a Delaware limited liability corporation. The operation was financed with a considerable amount of toxic convertible debt. This type of financing, along with several other issues, prevented the Company from realizing a robust growth rate for its first few years of operation. Since that time, considerable management time has been spent and investor money utilized to turn the Company's operation around. As of the date of this filing, the Company is currently experiencing a robust growth rate, quality relationships with quality customers, and a significantly improved balance sheet.

The Company's flagship product is called the MediPendant®, which is a personal emergency alarm, often referred to in the industry as a Personal Emergency Response System (PERS), which is used to summon help in the event of an emergency at home. While it is primarily a device for older people, there is also a market for those who are physically disabled, as well as for persons living alone. The MediPendant® device has significant feature and function advantages over other personal medical alarms in the marketplace today. Approximately 70% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. If the user of one of these older generation products is not within speaking or listening distance to the base station, the user may not be heard by the operator in the centralized emergency monitoring center. The MediPendant® enables the wearer to simply speak and listen directly through the pendant in the event of an emergency. The MediPendant® is designed to be worn in the bath or shower and offers a 600-foot range, so that the wearer can operate the unit from virtually anywhere within their home or on their property. The product is extremely durable, very reliable, and offers an extremely long battery life. The MediPendant® has strong intellectual property patent protection. The patent protects a unique feature of the product, which is voice prompts that alert the user of the operational status of the device. This gives the user some peace of mind during an emergency because they know with certainty that their distress signal has been activated and help is being summoned.

During December of 2011, the Company announced that the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 75,000,000 customers. The Company's relationship with this retailer has been strong, sales are occurring on a daily basis, and customer satisfaction is high. The Company successfully runs sales programs at Costco including email blasts, Costco coupons, inserts in Costco Magazines, and assorted other promotions. The MediPendant® product will continue to be included in Costco promotions. The MediPendant® has received 28 product reviews on the retailer's website, 21 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

The Company has a relationship with APS Healthcare Bethesda Inc. Under the terms of the contract, the MediPendant® will be offered to qualified individuals, based on certain criteria, at little or no cost to the individual. The health insurance company is responsible for the monthly monitoring fee as well as the cost of the equipment. These programs are not only an added benefit and security measure for qualifying individuals living alone with medical issues, but also as a cost-saving method for health insurance companies, by helping to avoid unnecessary ambulance and emergency room visits. We expect to expand this program to other health insurance companies throughout the country during 2015.

The Company has also had successes internationally with distribution agreements and relationships in Denmark, Ireland, Canada, and Bermuda. Medical Alarm Concepts is expecting steady growth from its international markets in 2015 and is currently working on an agreement in Dubai that would create a pilot program to supply medical monitoring with the MediPendant in the Arabic language.

The Company also distributes the MediPendant® through Internet marketing via SEO (search engine optimization), online advertising, social media, and relationships with other websites that have synergistic products and customer demographics. We work with several online dealers who promote and sell the MediPendant® on their own websites and through their own online marketing channels.

We also have relationships with outside call centers/monitoring centers whose customer base and marketing efforts are similar to ours. We have a variety of marketing agreements with these call centers to promote the MediPendant® to new and existing customers.

Significant investment is planned to expand sales opportunities relative to the above areas.

Recent Events

The Company has spent significant time and money over the past year in an effort to update its financial statements and reporting process.  We have made a total of 16 filings within the past 12 months, and we are now current and a fully reporting publicly traded OTC company.

During the last year, seeing that we could create a profitable operation, the Company began to plan for the future.  The stock issued as a result of the Global Settlement Agreement described elsewhere in this prospectus, which was designed to eliminate the Company’s toxic debt, increased the SG&A expenses for the year ending June 30, 2014. This was as a direct result of the costs associated with the stock awarded as part of the Global Settlement Agreement.  This was a one-time event, and the associated expenses will not appear in upcoming financials. The derivative liabilities and the underlying warrants that have been part of our financial statements for the past few years are no longer a part of the Company and its capital structure. All have been retired as a result of the Global Settlement Agreement.

The working capital decrease from 2013 in our filings has not changed significantly over the past year, and the stockholders deficit has remained fairly constant as well.  The Company feels that increased sales resulting from its new product launch, and its plans on raising money during 2015, will help improve its stockholders deficit. However, there is no assurance that the company will be able to raise capital successfully.

The Company expects the balance of calendar year 2015 and 2016 to be one of continued growth when taking into account the combined effect of both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. In general, monthly recurring revenues have been growing steadily. Distribution sales (sales of equipment only)in both 2013 & 2014 represented about 30% of total revenue. However, because of our new product (iHelp Mobile Medical Alert System) and its dealer program we are working on, we believe that growth will continue in both monthly revenues and distribution sales and that this growth would be based on the new iHelp Alert system and remain sustainable into the future.

The company recently announced the launch of a new, advanced medical alarm device called the iHelp™. The iHelp™ is an advanced mobile medical alert system, designed to be easy to use, lightweight yet durable, but with significantly advanced features. The company has invested time, manpower, and money into the development and launch of this product. On September 30, 2014 the company signed an agreement for a $300,000 line of credit to enable it to launch iHelp™ and to build the infrastructure that will allow us to buy and track air time from AT&T and T-Mobile for cellular operation of this unit. The iHelp™ has enhanced features and functions including an advanced GPS system, the ability to remotely locate a loved one, patented voice prompts, and a dealer portal that enables dealers to manage their own iHelp customer base. A significant amount of time was spent on the back end systems, including the dealer portal. iHelp™ dealers will have significant benefits, most importantly the ease of use in ordering product, activating and deactivating customers, tracking their customer usage, and creating and printing a variety of reports to assist in billing and collecting revenues. The iHelp™ dealer program is a turn-key program that offers the dealer the opportunity to provide his/her customers with the latest products without having to change his/her own back end. The company has already had a significant amount of interest in the iHelp™ product and anticipates that the iHelp™ will increase its revenues substantially, and enable it to show continued growth in both revenues, gross margins, and cash flow.

The company has also begun its search to acquire synergistic company(s), in an effort to expand the business in other areas of the healthcare-related industry. We believe that adding company acquisitions to our business plan in 2015 will help us with our strategy to build a strong company with long term goals, and enable us to increase our market share in this vastly growing market.

The company generates sales mainly through recurring revenues generated by monitoring fees paid by the users of our medical alert systems, equipment sales which are generated by those “dealers” that would like to resell our products to users, and through recurring revenues generated by those dealers who will resell our new mobile alert system (iHelpAlarm) air time that we purchase through Kore, a reseller of air time (AT & T and T-Mobile). Our customers pay us a monthly subscription fee (recurring) in exchange for providing them a service. This creates an initial negative cash flow because the company also needs to supply equipment (a medical alert system) for the customer to be able to use their services. When the customer pushes the emergency button on the unit’s transmitter, an operator at a monitoring center that we subcontract this service to will respond and ask if they need help. Most companies, except possibly for the very largest, in the PERS (Personal Emergency Response System) industry also subcontract this work out because it is often less expensive, the costs are fixed, and they do not have enough customers to take advantage of scaling this cost. We use three different monitoring centers.  We pay a fixed cost for this monitoring (approximately $4 per customer), and pass this on to our “user” for approximately $30 per customer.  The gross margin helps pay for the cost of the medical alert system equipment, the cost for the monitoring, customer service, warranty replacements, and billing functions.  We will either dispatch help, patch the call to a loved one, or answer any questions they may have. The ability to contract this monitoring service has allowed the company to have an exact fee that we are charged for this service, and to create relationships with people in the industry (the monitoring centers) that help us sell our product. With the new arrival of the iHelpAlarm system we will be increasing our equipment sales as this will be a “dealer” program. This unit will be mainly sold directly to dealers and/or monitoring centers who will resell the product and its services directly to users. Additionally, each iHelpAlarm system requires a SIM card for ongoing telecommunications. The Company will continue to charge the dealer a monthly fee for the ongoing telecommunications charges, and this monthly rate will create a profit for the company on an ongoing monthly basis as long as the unit stays activated.

The Company recently announced the acquisition of 51% of Medical Sales Group, LLC (MSG).  MSG is owned equally by three individuals, one of which is Ronald Adams, the CEO of Medical Alarm Concepts. MSG was formed primarily to acquire PERS and mPERS accounts in bulk, from dealers that want to quickly capitalize on their account base.  MSG has done several acquisitions and continues to seek out additional dealers interested in selling their existing accounts.  MSG is also seeking to acquire synergistic company(s), in an effort to expand the business in other areas as well. The Company plans to accomplish this by either raising money through an offering, doing acquisitions with stock, or through a combination of both methods. An agreement is in place, but the acquisition will not be completed until an ongoing audit necessary to comply with regulatory requirements is finished.

Market Background

Living arrangements have changed greatly in the United States among older people and other potentially vulnerable segments of the population, including those with physical disabilities and/or medical conditions. During the 20th century, one of the most dramatic changes in the lives of the aging in the United States, was the rise of the number of aging people living at home alone. In 1910, for example, only 12% of widows age 65 or older lived alone. In 1970, this figure was 70% and today it is estimated to be impressively higher.

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

These attributes of the MediPendant® mark an important distinction relative to the competition and make the Company’s solution unique in the industry and highly desirable to end users who want to be able to move more broadly about their living quarters with increased freedom and comfort. Additionally, the Company has recently released a new, technologically advanced medical alarm product to the market. The device is called the iHelp and falls under a brand new market know as mobile PERS or mPERS. mPERS incorporates both GSM and GPS services to connect the user directly to the monitoring center, and trace their exact location. It may be used anywhere cellular services is available. According to Frost & Sullivan Research, decreasing cell transmission costs, similar monthly contract cost structure to standard PERS, and convenience from mixed wi-fi (in-home) and cell reception (out-of-home) capability, mPERS is expected to gain significant traction to become the preferred single point emergency deployment technology for new sales. Mobile PERS will also gradually subsume standard home-based PERS sales through pricing that encourages product switch from traditional PERS. The total PERS market is expected to see growth from $1.08 billion in 2013 to $1.46 billion in 2017.

The Company is confident that the introduction of their mPERS product to the marketplace will increase its revenues substantially, and enable it to show continued growth in both revenues, gross margins, and cash flow.

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

Internet Sales & Marketing - the Company markets the MediPendant® through its website at www.MediPendant.com and ihelpalarm.com. Sales take place over the phone with one of our customer service representatives or via an online order form. The company uses a variety of techniques, such as Internet paid ad campaigns, in order to drive web traffic to the website, and initiate potential customer sales calls. We also do online advertising and have several relationships with other websites/online companies that have synergistic products and customer demographics. The Company also distributes the MediPendant® via SEO (search engine optimization) and social media. We work with several online dealers who promote and sell the MediPendant® on their own websites and through their own online marketing channels.

Retail Distribution - During 2012, the company announced its plans to promote the MediPendant® product utilizing an e-commerce marketing strategy program designed specifically for Costco Wholesale Corporation and its members. Costco began offering the MediPendant® to its customers via its website during the spring of 2012. Since that time, sales have met the company's expectations and several special marketing programs, including email, postal mail and in-store print distribution campaigns have been instituted in conjunction with this retailing partner. Sales are generated on a regular basis and our relationship with Costco remains intact.

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

International Markets – The Company distributes its products in a wholesale manner to selected international markets. To date, the company has signed marketing relationships with partners in Denmark, Ireland, Canada and Bermuda.

Television Sales – In November 2014 the Company purchased time slots for a 2-minute commercial that airs on Cablevision in the New York and Connecticut area. The commercial aired a total of 200 times over the course of 30 days with the option of purchasing additional spots.

Dealer Program – The Company will distribute its new product, the iHelp™ Mobile Medical Alarm System through various dealer networks. . 1000 iHelp™ kits have been received and are being resold to various dealers. 4000 additional units are planned to be received by the end of the second quarter of 2015. The iHelp™ dealer program is a comprehensive, turn-key program that enables the dealer to offer to new or existing customers, the advanced technology, value-based, and feature rich service of the iHelp™ mobile medical alarm. Our dealers have the ability to maintain direct control of their monitoring functions while also taking advantage of the proven monthly recurring revenue business model.

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

Mobile Medical Alerts have recently been introduced to the market. They are designed for the younger and more active person with medical issues and also the active elderly adult. These devices known as mobile PERS or mPERS incorporate both GSM and GPS services to connect the user directly to the monitoring center, and trace their exact location respectively. It is the next generation in PERS devices. According to Frost & Sullivan Research, decreasing cell transmission costs, similar monthly contract cost structure to standard PERS, and convenience from mixed wifi (in-home) and cell reception (out-of-home) capability, mPERS is expected to gain significant traction to become the preferred single point emergency deployment technology for new sales. Mobile PERS will also gradually subsume standard home-based PERS sales through pricing that encourages product switch from traditional PERS.

Patents

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) effective July 31, 2008. The Company was obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% payable monthly, commencing on July 31, 2008. The seller had the right to reacquire all patents and applications if payment was not made on June 30, 2012; however, this agreement has been extended quarterly since June 30, 2012 and is current now through March 31, 2015. The patent purchase agreement refers to patent #RE41845 and RE41392. The scope of the patents are as follows: A personal emergency communication system includes a user-carried portable communication unit having a single button, which when depressed by the user, wirelessly sends a call request signal to a base unit. The base unit initiates a telephone call through a dial-up network to an emergency response center and places an operator at the emergency center responder in wireless voice communication with the portable unit when the call is connected. The telephone number to be called can be stored in at least one of the portable unit and the base unit. A speech synthesizer operating in combination with automated voice messages stored in at least one of the base unit and portable unit system memory are used to advise the user of the status of the call, and to provide the user with verbal confirmation that functional systems of the base unit are operating properly.

Manufacturing and Suppliers

The Company has one supplier located in China that has been manufacturing the MediPendant® since its inception. Relations with the supplier are good and the performance of products purchased from the supplier has been very reliable. The supplier maintains long lead time items in its factory in order to expedite deliveries of the product to the Company. Products are purchased in US dollars and the price has increased by approximately 20% over the seven year period since the relationship began. We have added another supplier, also located in China, to manufacture our mobile PERS system, the iHelp™. Both of these products needed to go through government mandated testing to comply with FCC regulations, and are also CE Certified, a standard of performance.

Research and Development

Over the last 2 years, the Company has explored various products and services that are synergistic with the existing business. These include new technologies available in the medical alarm market. Costs for research and development for these new technologies include costs for engineering, testing, trials, and reverse engineering of existing products. The costs incurred by the Company have been expensed and aggregate approximately $75,000 and $25,000 respectively for years 2014 and 2013.

Environmental Matters

Our operations are not subject to environmental laws and regulations enforceable by national, state, and local authorities, including those pertaining to air emissions, wastewater discharges, toxic substances, and the handling and disposal of solid and hazardous wastes

Government Regulations

We are subject to various federal, state, and local government regulations in the jurisdictions in which we operate. Products that we import into the U.S. are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by U.S. Customs and Border Protection. We work closely with our suppliers to ensure compliance with the applicable laws and regulations in these areas.

Our MediPendant® device and our iHelp™ device comply with the limits for a Class B digital device, pursuant to Part 15 of the FCC Rules. These limits are designed to provide reasonable protection against harmful interference in a residential installation. Operation is subject to these conditions: 1. this device may not cause harmful interference, and 2. this device must accept any interference received, including interference that may cause undesired operation. Our products must go through government mandated testing to comply with the aforementioned FCC regulations, and are also CE Certified, a standard of performance.

Backlog

The Company does not work on a backlog. Orders are shipped the same day they are placed.

Seasonality

Our sales are not materially impacted by seasonality and we generally maintain sufficient inventories of our products to respond promptly to customer orders.

Raw Materials

Raw materials used in the manufacturing of the MediPendant®, and now the iHelp™, are subject to pricing fluctuations due to availability on terms and pricing acceptable to the Company. Prices during the past 7 years have increased a total of approximately 20%.

Employees

As of March 31, 2015, we had 15 employees, of whom 7 were full-time, 5 were part-time, and 3 were sub-contractors. Of these employees, 3 work in corporate, 3 work in back-office administration or similar functions, 7 work in sales and 2 work in distribution and manufacturing. Of these employees, there are 2 in management, 5 in telephone sales (inbound), 1 in shipping, 2 in customer service, 1 in collections, 1 in marketing, and 3 in engineering/programming. Some of these employees are new and have been hired due to the anticipated increase in business due to the new product, new programs, and expansion of the company. None of our employees is represented by a labor or trade union and we believe that we have good relations with our employees.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our business office is located at 200 West Church Road Suite B, King of Prussia, PA 19406. This office is leased. We believe the facilities we are now using are adequate and suitable for business requirements.

ITEM 3.	Legal Proceedings

There are no legal claims currently pending or threatened against us that in the opinion of our management would be likely to have a material adverse effect on our financial position, results of operations or cash flows. We expect that litigation may arise in future periods, the materiality of which cannot be predicted. Regardless of the outcome, litigation can have a material adverse impact on our operations because of defense and settlement costs, diversion of resources and other factors that could affect our ability to operate our business.

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

Description of Securities

Our amended Articles of Incorporation (the “Articles”) authorizes the issuance of 20,162,500 shares, consisting of 20,000,000 shares of common stock, $0.0001 par value per share, 100,000 shares of Series A Convertible Preferred Stock, $0.0001 par value, and 62,500 shares of Series B Convertible Preferred Stock, $0.0001 par value.

The Articles provide that the common stock will have identical rights, powers, preferences and privileges. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of our directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock will be entitled to receive such dividends, if any, as may be declared from time to time by our Board of Directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. In the event of our voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of the common stock will be entitled to receive an equal amount per share of all of our assets of whatever kind available for distribution to stockholders, after the rights of the holders of the preferred stock have been satisfied. Our stockholders have no preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to our common stock.

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

As noted above, two series of Preferred Stock are currently authorized and designated: 100,000 shares of Series A Convertible Preferred Stock, $0.0001 par value, and 62,500 shares of Series B Convertible Preferred Stock, $0.0001 par value. The Series A Convertible Preferred Stock has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of one share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock. The Series B Convertible Preferred Stock has no voting rights, bears no dividends and is convertible at the option of the holder after the date of issuance at a rate of one share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 5% of the issued and outstanding common stock.

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto in Part II, Item 8 to this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations. Actual results and the timing of events may differ significantly from those projected in forward- looking statements due to a number of factors.

Given these uncertainties, readers of this filing and investors are cautioned not to place undue reliance on such forward-looking statements.

Special Note Regarding Smaller Reporting Company Status

We are considered a “smaller reporting company” under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our audited consolidated statements of operations and comprehensive (loss), cash flows and changes in stockholders’ equity for two, rather than three, years. As a result, we provided a discussion of changes in results of operations and cash flows for two, rather than three, years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Events

The Company was organized in mid-2008. The operation was financed with a considerable amount of toxic convertible debt. This type of financing, along with several other issues, prevented the Company from realizing a robust growth rate for its first few years of operation. Since that time, considerable management time has been spent and investor money utilized to turn the Company's operation around. As of the date of this filing, the Company is currently experiencing a robust growth rate, quality relationships with quality customers, and a significantly improved balance sheet.

The Company's flagship product is called the MediPendant®, which is a personal emergency alarm that is used to summon help in the event of an emergency at home. While it is primarily a device for older people, there is also a market for those who are physically disabled, as well as for persons living alone. The MediPendant® device has significant feature and function advantages over other personal medical alarms in the marketplace today. Approximately 70% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. If the user of one of these older generation products is not within speaking or listening distance to the base station, the user may not be heard by the operator in the centralized emergency monitoring center. The MediPendant® enables the wearer to simply speak and listen directly through the pendant in the event of an emergency. The MediPendant® is designed to be worn in the bath or shower and offers a 600-foot range, so that the wearer can operate the unit from virtually anywhere within their home or on their property. The product is extremely durable, very reliable, and offers an extremely long battery life. The MediPendant® has strong intellectual property patent protection. The patent protects a unique feature of the product, which is voice prompts that alert the user of the operational status of the device. This gives the user some peace of mind during an emergency because they know with certainty that their distress signal has been activated and help is being summoned.

During December of 2011, the Company announced that the MediPendant® would be distributed by Costco Wholesale Corporation. Costco is one of the largest retailers in not only the United States, but throughout the world with approximately 75,000,000 customers. The Company's relationship with this retailer has been strong, sales are occurring on a daily basis, and customer satisfaction is high. The Company successfully runs sales programs at Costco including email blasts, Costco coupons, inserts in Costco Magazines, and assorted other promotions. The MediPendant® product will continue to be included in Costco promotions. The MediPendant® has received 28 product reviews on the retailer's website, 21 of which are "5 out of 5 Star" ratings. The average rating is "4.5 Stars" out of 5 Stars.

The Company has a relationship with APS Healthcare Bethesda Inc. Under the terms of the contract, the MediPendant® will be offered to qualified individuals, based on certain criteria, at little or no cost to the individual. The health insurance company is responsible for the monthly monitoring fee as well as the cost of the equipment. These programs are not only an added benefit and security measure for qualifying individuals living alone with medical issues, but also as a cost-saving method for health insurance companies, by helping to avoid unnecessary ambulance and emergency room visits. We expect to expand this program to other health insurance companies throughout the country during 2015.

The Company has also had successes internationally with distribution agreements and relationships in Denmark, Ireland, Canada, and Bermuda. Medical Alarm Concepts is expecting steady growth from its international markets in 2015 and is currently working on an agreement in Dubai that would create a pilot program to supply medical monitoring with the MediPendant in the Arabic language.

The Company also distributes the MediPendant® through Internet marketing via SEO (search engine optimization), online advertising, social media, and relationships with other websites that have synergistic products and customer demographics. We work with several online dealers who promote and sell the MediPendant® on their own websites and through their own online marketing channels.

We also have relationships with outside call centers/monitoring centers whose customer base and marketing efforts are similar to ours. We have a variety of marketing agreements with these call centers to promote the MediPendant® to new and existing customers.

Significant investment is planned to expand sales opportunities relative to the above areas.

The Company expects the balance of calendar year 2015 and 2016 to be one of continued growth when taking into account the combined effect of both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. In general, monthly recurring revenues have been growing steadily and while the company has not seen substantial sales growth this was because distribution sales (sales of equipment only) declined while recurring revenues increased. However, because of our new product (iHelp Mobile Medical Alert System) and its dealer program we are working on, we believe that growth will continue in both monthly revenues and distribution sales and that this growth would be based on the new iHelp Alert system and remain sustainable into the future.

The company recently announced the launch of a new, advanced medical alarm device called the iHelp™. The iHelp™ is an advanced mobile medical alert system, designed to be easy to use, lightweight yet durable, but with significantly advanced features. The company has invested time, manpower, and money into the development and launch of this product. On September 30, 2014 the company signed an agreement for a $300,000 line of credit to enable it to launch iHelp™ and to build the infrastructure that will allow us to buy and track air time from AT&T and T-Mobile for cellular operation of this unit. The iHelp™ has enhanced features and functions including an advanced GPS system, the ability to remotely locate a loved one, patented voice prompts, and a dealer portal that enables dealers to manage their own iHelp customer base. A significant amount of time was spent on the back end systems, including the dealer portal. iHelp™ dealers will have significant benefits, most importantly the ease of use in ordering product, activating and deactivating customers, tracking their customer usage, and creating and printing a variety of reports to assist in billing and collecting revenues. The iHelp™ dealer program is a turn-key program that offers the dealer the opportunity to provide his/her customers with the latest products without having to change his/her own back end. The company has already had a significant amount of interest in the iHelp™ product and anticipates that the iHelp™ will increase its revenues substantially, and enable it to show continued growth in both revenues, gross margins, and cash flow.

The company generates sales mainly through recurring revenues generated by monitoring fees paid by the users of our medical alert systems, equipment sales which are generated by those “dealers” that would like to resell our products to users, and through recurring revenues generated by those dealers who will resell our new mobile alert system (iHelpAlarm) air time that we purchase through Kore, a reseller of air time (AT & T and T-Mobile). Our customers pay us a monthly subscription fee (recurring) in exchange for providing them a service. This creates an initial negative cash flow because the company also needs to supply equipment (a medical alert system) for the customer to be able to use their services. When the customer pushes the emergency button on the unit’s transmitter, an operator at a monitoring center that we subcontract this service to will respond and ask if they need help. Most companies, except possibly for the very largest, in the PERS (Personal Emergency Response System) industry also subcontract this work out because it is often less expensive, the costs are fixed, and they do not have enough customers to take advantage of scaling this cost. We use three different monitoring centers.  We pay a fixed cost for this monitoring (approximately $4 per customer), and pass this on to our “user” for approximately $30 per customer.  The gross margin helps pay for the cost of the medical alert system equipment, the cost for the monitoring, customer service, warranty replacements, and billing functions.  We will either dispatch help, patch the call to a loved one, or answer any questions they may have. The ability to contract this monitoring service has allowed the company to have an exact fee that we are charged for this service, and to create relationships with people in the industry (the monitoring centers) that help us sell our product. With the new arrival of the iHelpAlarm system we will be increasing our equipment sales as this will be a “dealer” program. This unit will be mainly sold directly to dealers and/or monitoring centers who will resell the product and its services directly to users. Additionally, each iHelpAlarm system requires a SIM card for ongoing telecommunications. The Company will continue to charge the dealer a monthly fee for the ongoing telecommunications charges, and this monthly rate will create a profit for the company on an ongoing monthly basis as long as the unit stays activated.

The company has also begun its search to acquire synergistic company(s), in an effort to expand the business in other areas of the healthcare-related industry. We believe that adding company acquisitions to our business plan in 2015 will help us with our strategy to build a strong company with long term goals, and enable us to increase our market share in this vastly growing market.

In keeping with that strategy, the Company recently announced the acquisition of 51% of Medical Sales Group, LLC

(MSG).  MSG was formed primarily to acquire PERS and mPERS accounts in bulk, from dealers that want to quickly capitalize on their account base.  MSG has done several acquisitions and continues to seek out additional dealers interested in selling their existing accounts.  MSG is also seeking to acquire synergistic company(s), in an effort to expand the business in other areas as well. The Company plans to accomplish this by either raising money through an offering, doing acquisitions with stock, or through a combination of both methods. The acquisition will not be completed until an ongoing audit necessary to comply with regulatory requirements is finished.

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

In exchange for the credit line cancellation and the conversion of convertible debt, both parties agreed on the following terms: 1) the management team agreed to modify its September 19, 2011 agreement with the Company giving up all anti-dilution rights, 2) the Company agreed to take steps to increase the number of authorized shares to accommodate the debt conversions and would complete a reverse split of its shares, 3) The Company would file a registration statement with the SEC, and 4) the Company would continue to file past due periodic reports with the SEC on Forms 10-Q and 10-K in order to return the Company to full reporting status, a process that is complete.

We believe upcoming balance sheets, on which we expect to be free of nearly all long-term debt and free of warrants, options and minimal outstanding preferred stock, will more accurately reflect the true value of our growing company.

The Company expects calendar year 2015 to show continued growth in both monthly recurring revenues and distribution sales, which will allow the Company to realize sustainable positive operating cash flow. We believe the growth rate we are currently realizing is sustainable into 2015 and beyond.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As the accompanying consolidated financial statements, the Company has working capital deficit of $3,135,937, did not generate cash from its operations, had stockholders’ deficit of $2,036,440 and had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address our ineffective disclosure controls and procedures:

☐	We will continue to educate our management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and ·
☐	We will increase management oversight of accounting and reporting functions in the future.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

☐	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
☐	We currently do not have an audit committee
☐	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

☐	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
☐	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

Director compensation.

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay directors’ fees or other cash compensation for services rendered as a director in the year ended June 30, 2014 to any individual serving on our Board during that period.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.  We may pay fees for services rendered as a director when and if additional directors are appointed to the board of Directors.  The Board of Directors also reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2014 and 2013 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

	Summary Compensation Table
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Howard Teicher Former CEO and Chairman	2013	Nil	Nil	Nil	Nil	Nil	Nil	$ Nil	$ Nil
Ronnie Adams CEO	2014	$56,800	Nil	Nil	Nil	Nil	Nil	$6,040	$62,840
and Chairman	2013	$56,800	Nil	Nil	Nil	Nil	Nil	$6,040	$62,840
Allen Polsky	2014	12,000	Nil	Nil	Nil	Nil	Nil	Nil	12,000
	2013	12,000	Nil	Nil	Nil	Nil	Nil	Nil	12,000

(1) In connection with a Global Settlement Agreement entered into on December 10, 2013 among the Company, Biotech and the Company’s management team, members of the management team, including Ronnie Adams and Allen Polsky, agreed to forfeit certain rights to future anti-dilution of their ownership position in exchange for shares of the Company’s common stock. Mr. Adams was issued 834,099 shares of common stock and Mr. Polsky was issued 218,040 shares of common stock. The shares issued were valued at $0.64 per share, which was the market price on December 10, 2013, and were recorded as stock compensation expense.

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

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner		Percentage of class
Common Stock	Ronald Adams 200 West Church Road, Suite B King of Prussia, PA 19406	634,164		11.28%
Common Stock	Alan Polsky 200 West Church Road, Suite B King of Prussia, PA 19406	227,478		4.04%
Common Stock	All officers and directors as a group (2 persons)	861,642		15.32%

Common Stock	Biotech Debt Liquidation Fund, LLC 1156 Clement Street San Francisco, CA 94118	541,301		9.62%
Common Stock	Biotech Liquidation Fund, LLC 1156 Clement Street San Francisco, CA 94118	505,905		9.00%
Common Stock	Joseph A. Noel 1155C Arnold Dr. Suite 168 Martinez, CA 94553	543,310	*	9.66%
Common Stock	JTT-EMS LTD 801-6081 No. 3 Road Richmond, B.C., V6y 2B2	602,093		10.71%

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

See Note 6,7,8,11 to consolidated financial statements.

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

Date: April 10, 2015

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

/s/ Ronnie Adams	Chief Executive Officer and Chief Financial Officer	April 10, 2015
Ronnie Adams	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	Director	April 10, 2015
Allen Polsky

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the accompanying financial statements, the Company had working capital deficit of $3,135,937, a stockholders’ deficit of $2,036,440, did not generate cash from its operations, and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey,

October 29, 2014

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$7,673	$5,857
Accounts receivable net of allowance of $7,906 and $nil	36,952	11,607
Inventory	22,839	26,136
Prepaid expense	—	32,661
Total current assets	67,464	76,261

NON-CURRENT ASSETS
Property and equipment, net	461	5,714
Intangible assets, net	1,099,036	1,177,538
Total non-current assets	1,099,497	1,183,252

Total assets	$1,166,961	$1,259,513

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$30,766	$2,455,628
Accounts payable	67,305	71,623
Deferred revenue	380,397	275,191
Note payable - related party	—	29,000
Note payable - other	5,000	—
Accrued expenses and other current liabilities	194,025	367,798
Convertible notes payable - current	25,908	54,330
Patent payable	2,500,000	2,500,000
Total current liabilities	3,203,401	5,753,570
NON-CURRENT LIABILITIES
Credit line payable - related party	—	618,844
Convertible notes payable, net of discount	—	225,165
Total non-current liabilities	—	844,009

Total liabilities	3,203,401	6,597,579

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of June 30, 2014 and 2013, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of June 30, 2014 and 2013, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,623,679 and 1,696,813 shares issued and outstanding on June 30, 2014 and 2013, respectively	562	170
Additional paid-in capital	12,203,981	9,127,788
Accumulated deficit	(14,240,984)	(14,466,025)
Total stockholders' deficit	(2,036,440)	(5,338,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,166,961	$1,259,513

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,
	2014	2013

Revenue	$1,153,693	$572,712
Cost of revenue	324,503	441,788
Gross profit	829,190	130,924

Operating expenses
Selling expense	212,133	244,162
General and administrative	1,695,423	628,273
Total operating expenses	1,907,556	872,435
Loss from operations	(1,078,366)	(741,511)

Other (income) expenses
Change in fair value of derivative instrument	(1,514,947)	(4,500,057)
Interest expense	211,540	569,460
Total other (income) expense	(1,303,407)	(3,930,597)

Income before income tax	225,041	3,189,086
Income tax provision	—	—
Net income	$225,041	$3,189,086

Net income per common share - basic and diluted	$0.06	$3.47
Weighted average number of common shares - basic and diluted	3,787,467	918,391

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit
Balance at June 30, 2012	688	—	9,938	1	717,103	72	7,407,291	(17,655,111)	(10,247,747)
Conversion of convertible notes to Common Stock	—	—	—	—	354,893	35	994,054	—	994,089
Issuance of common stocks for cash	—	—	—	—	623,468	63	291,688	—	291,751
Share-based compensation	—	—	—	—	—	—	28,267	—	28,267
Forgiveness of warrants	—	—	—	—	—	—	403,417	—	403,417
Stock issued for cashless exercise of warrants	—	—	—	—	1,349	—	3,071	—	3,071
Net loss	—	—	—	—	—	—	—	3,189,086	3,189,086
Balance at June 30, 2013	688	—	9,938	1	1,696,813	170	9,127,788	(14,466,025)	(5,338,066)
Conversion of convertible notes to Common Stock	—	—	—	—	2,160,180	216	343,603	—	343,819
Issuance of common stocks for services	—	—	—	—	1,543,669	154	994,294	—	994,448
Forgiveness of credit line	—	—	—	—		—	618,844	—	618,844
Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	—	—	—	—		—	909,918	—	909,918
Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	—	—	—	—		—	107,656	—	107,656
Stock issued for cash		—	—	—	123,014	12	76,888	—	76,900
Stock issued for payment of interest		—	—	—	100,000	10	24,990	—	25,000
Net loss	—	—	—	—	—	—	—	225,041	225,041
Balance at June 30, 2014	688	—	9,938	1	5,623,676	562	12,203,981	(14,240,984)	(2,036,440)

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2014	2013

Net income	$225,041	$3,189,086
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for services	994,448	28,267
Common stock issued for interest	25,000	0
Change in fair value of derivative instrument	(1,514,947)	(4,500,057)
Amortization of patent	78,503	78,503
Non-cash interest expense	28,991	337,857
Depreciation	5,253	5,250
Bad debt expense	7,906	—
Change in operating assets and liabilities
Accounts receivable	(33,249)	(10,792)
Inventory	3,297	25,906
Prepaid expenses	32,661	(32,661)
Accounts payable	(4,318)	(16,912)
Accrued expenses and other current liabilities	20,524	191,389
Deferred revenue	105,206	207,044
Net Cash Used in Operating Activities	(25,684)	(497,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from loan receivable	—	60,000
Proceeds from convertible notes	—	58,000
Proceeds from note payable - other	5,000	—
Proceeds from issuance of common stock, net of costs	22,500	346,150
Repayment of credit line - related party	—	(10,750)
Proceeds from (repayment of) loan payable - related party	—	29,000
Net Cash Provided By Financing Activities	27,500	482,400

NET INCREASE (DECREASE) IN CASH	1,816	(14,720)

CASH AT BEGINNING OF PERIOD	5,857	20,577

CASH AT END OF PERIOD	$7,673	$5,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$125,000	$150,090
Cash paid for income taxes	$—	$—
Conversion of convertible notes to common stock	$314,819	$64,883
Derivative liability classified to additional paid-in capital upon forgiveness of warrants	$—	$403,417
Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$909,915	$929,206
Debt discount from derivative liability		$58,000
Issuance of common stock previously classified as stock to be issued	$54,400	$—
Forgiveness of creditline payable classified to additional paid-in capital	$618,843	$—
Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	$107,656	$—

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

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

As the accompanying consolidated financial statements, the Company has working capital deficit of $3,135,937, did not generate cash from its operations, had stockholders’ deficit of $2,036,440 and had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of patent aggregated $78,503 for the year ended June 30, 2014 and 2013 respectively.

Patent, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2014	June 30, 2013
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,400,964)	(1,322,462)
	$1,099,036	$1,177,538

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents accrued expenses and other current liabilities.

	June 30, 2014	June 30, 2013
Accrued expenses	$194,025	$169,952
Accrued interest	—	107,988
Stock to be issued	—	54,400
Advance from customer	—	35,458
Total	$194,025	$367,798

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2013, convertible notes with total face amount of $64,883 were converted to 354,893 shares of common stock.

During the year ended June 30, 2014, convertible notes with total face amount of $314,819 were converted pursuant to Global Settlement Agreement. (See Note 8 – Stockholder’s Equity)

The following table summarizes the convertible promissory notes movement of fiscal 2014 and 2013:

Balance at June 30, 2012	$347,610
Convertible notes issued	58,000
Convertible notes converted	(64,883)
Total	340,727
Less: debt discount	(61,232)
Balance at June 30, 2013	279,495
Less: current portion	(54,330)
Long-term portion	225,165

Balance at June 30, 2013	340,727
Convertible notes issued	—
Convertible notes converted	(314,819)
Total	25,908
Less: debt discount	—
Balance at June 30, 2014	25,908

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

		Risk-free
Expected	Expected	rate of	Expected term	Exercise	Underlying
dividend	volatility	interest	(year)	Price	Number of shares
—	193.89% - 322.21%	0.07%/ 1 year 0.35%/ 2 years 0.5%/ 3 years	As set forth by each promissory note agreement	$0.0002	As set forth by each promissory note agreement

The following table provides a summary of the changes in fair value of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2014 and 2013.

Balance - July 1, 2012	8,043,577
Issuances during the year	261,230
Conversion and forgivenss during the year	(1,349,122)
changes in fair value included in earnings	(4,500,057)
Balance - June 30, 2013	2,455,628
Issuances during the year	—
Conversion during the year	(909,915)
changes in fair value included in earnings	(1,514,947)
Balance - June 30, 2014	30,766

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 10, 2013, the Company issued 1,493,669 shares of common stock to management team per Global Settlement Agreement. (See Note 8)

NOTE 13 – INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2014 and 2013 to the Company’s effective tax rate is as follows:

	Year ended June 30,
	2014	2013
U.S. federal statutory rate	34.0%	34.0%
State income tax, net of federal benefit	9.99%	9.99%
Permeant difference – change in fair value of derivative instrument and non-cash interest expense	(296.14%)	(57.41%)
Change in valuation allowance	252.15%	13.42%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Year ended June 30,
	2014	2013
Federal:
Current	$—	$—
Deferred	(438,568)	(330,858)
State and local:
Current	—	—
Deferred	(128,862)	(97,214)
Change in valuation allowance	567,430	428,072
Income tax provision (benefit)	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2014 and 2013 are as follows:

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended June 30,
	2014	2013
Net operating losses carried forward	$4,784,732	$4,217,302
Less: valuation allowance	(4,784,732)	(4,217,302)
Deferred tax assets	$—	$—

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

