Form 10-Q/A
period 2014-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2015-04-10
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q is being filed by Medical Alarm Concepts Holdings, Inc. (the “Company”) in response to comments made by the staff of the Securities and Exchange Commission (“SEC”) by letter dated March 16, 2015 on the presentation in the Company in its original quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2014 filed with the SEC on February 17, 2015. Except as necessary to respond to the SEC staff comments, the Company has not modified or updated disclosures presented in the original quarterly report on Form 10-Q. Accordingly, this Amendment No. 2 to Form 10-Q does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Accordingly, this Amendment No. 2 to Form 10-Q should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

PART	I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$4,671	$7,673
Accounts receivable net of allowance of $7,906	14,473	36,952
Inventory	120,494	22,839
Loan to employee	30,000	—
Purchase deposits	42,482	—
Total current assets	212,120	67,464

NON-CURRENT ASSETS
Property and equipment, net	—	461
Intangible assets, net	1,059,785	1,099,036
Total non-current assets	1,059,785	1,099,497

Total assets	$1,271,905	$1,166,961

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$—	$30,766
Accounts payable	93,841	67,305
Deferred revenue	363,838	380,397
Note payable - other	—	5,000
Credit line payable - related party	275,000	—
Accrued expenses and other current liabilities	182,298	194,025
Convertible notes payable	—	25,908
Patent payable	2,500,000	2,500,000
Total current liabilities	3,414,977	3,203,401
Total liabilities	3,414,977	3,203,401

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,628,679 and 5,623,679 shares issued and outstanding on December 31, 2014 and June 30, 2014, respectively	563	562
Additional paid-in capital	12,273,738	12,203,981
Accumulated deficit	(14,417,374)	(14,240,984)
Total stockholders' deficit	(2,143,072)	(2,036,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,271,905	$1,166,961

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

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2014	2013
Net income (loss)	$(176,390)	$271,039
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	1,750	955,948
Change in fair value of derivative instrument	11,335	(1,455,035)
Amortization of patent	39,251	39,251
Non-cash interest expense	—	28,991
Depreciation	461	2,625
Change in operating assets and liabilities
Accounts receivable	22,479	3,600
Inventory	(97,655)	(5,791)
Purchase deposits	(42,482)	32,661
Accounts payable	26,536	25,676
Accrued expenses and other current liabilities	(11,728)	52,457
Deferred revenue	(16,559)	41,703
Net Cash Used in Operating Activities	(243,002)	(6,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to employee	(30,000)	—
Net Cash Used in Investing Activities	(30,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from (repayment for) note payable - other	(5,000)	30,000
Proceeds from credit line	275,000	—
Net Cash Provided By Financing Activities	270,000	30,000

NET INCREASE (DECREASE) IN CASH	(3,002)	23,125

CASH AT BEGINNING OF PERIOD	7,673	5,857

CASH AT END OF PERIOD	$4,671	$28,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$75,000	$75,000

Cash paid for income taxes	$—	$—

Conversion of convertible notes to common stock	$—	$314,819

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$42,101	$909,915

Issuance of common stock previously classified as stock to be issued	$—	$24,400

Forgiveness of convertible notes	$25,908	$—

Forgiveness of credit line payable classified to additional paid-in capital	$—	$618,843

Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	$—	$107,656

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Certain amounts in prior period financial statements were reclassified to conform with current period presentation.

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

As reflected in the accompanying consolidated financial statements, as of December 31, 2014, the Company has working capital deficit of $3,202,857; did not generate significant cash from its operations; had stockholders’ deficit of $2,143,072 and had operating loss for prior three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

This Quarterly Report on Form 10-Q for the three and six months ended December 31, 2013 contains “forward-looking statements”, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended December 31, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During six months ended December 31, 2014, the Company lent $30,000 to one of employees. There was no transaction in similar nature during the same period of previous year. The loan was made pursuant to a secured promissory note that calls for the entire amount of the loan to be paid in full on or before December 31, 2015. The loan does not bear interest and payments of principal are to be made as soon as possible or in incremental amounts acceptable to the Company. Repayment of the loan is secured by 60,000 common shares of the Company owned by the employee that have been pledged as collateral.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $3,202,857, did not generate significant cash from its operations, had stockholders’ deficit of $2,143,072 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

During six months ended December 31, 2014 and 2013, financing activities generated net cash inflow of $270,000 and $30,000, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During six months ended December 31, 2014, the Company raised $275,000 by obtaining a credit line from a company, which is partially owned by the Company’s CEO.
2.	During the six month ended December 31, 2014, the Company made $5,000 loan payment to a vendor. During the six months ended December 31, 2013, the Company received $30,000 proceed from a vendor.

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

Not applicable.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	April 10, 2015	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	April 10, 2015	Director
Allen Polsky