Form 10-K/A
period 2014-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2015-05-01
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

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

Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2014
INDEX

Part IV
ITEM 15. Exhibits and Financial Statement Schedules	28
Signatures	29

EXPLANATORY NOTE

This Second Amendment to Form 10-K (the “Form 10-K/A-2”) is being filed by Medical Alarm Concepts Holdings, Inc. (the “Company”) in response to comments made by the staff of the Securities and Exchange Commission (“SEC”) by letter dated April 20, 2015 on the presentation in the Company in its original annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on November 3, 2014, and as subsequently amended on April 10, 2015. Except as necessary to respond to the SEC staff comments, the Company has not modified or updated disclosures presented in the original annual report on Form 10-K, as subsequently amended on April 10, 2015. Accordingly, this Form 10-K/A-2 does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Accordingly, this Form 10-K/A-2 should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

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

Date: April 30, 2015

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

/s/ Ronnie Adams	Chief Executive Officer and Chief Financial Officer	April 30, 2015
Ronnie Adams	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	Director	April 30, 2015
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

Accompanying consolidated financial statements as of and for the year ended June 30, 2013 and 2014 have been restated as discussed in Note 15.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey,

October 29, 2014, except for Note 3 and Note 15 which are dated April 27, 2015

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
	(As restated)	(As restated)
ASSETS
CURRENT ASSETS
Cash	$7,673	$5,857
Accounts receivable net of allowance of $7,906 and $nil	36,952	11,607
Inventory	22,839	26,136
Prepaid expense	—	32,661
Total current assets	67,464	76,261

NON-CURRENT ASSETS
Property and equipment, net	461	5,714
Intangible assets, net	1,099,036	1,177,538
Total non-current assets	1,099,497	1,183,252

Total assets	$1,166,961	$1,259,513

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$30,766	$2,455,628
Accounts payable	67,305	71,623
Deferred revenue	380,397	275,191
Note payable - related party	—	29,000
Note payable - other	5,000	—
Accrued expenses and other current liabilities	194,025	367,798
Convertible notes payable - current	25,908	54,330
Patent payable	2,500,000	2,500,000
Total current liabilities	3,203,401	5,753,570
NON-CURRENT LIABILITIES
Credit line payable - related party	—	618,844
Convertible notes payable, net of discount	—	225,165
Total non-current liabilities	—	844,009

Total liabilities	3,203,401	6,597,579

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of June 30, 2014 and 2013, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of June 30, 2014 and 2013, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,623,679 and 1,696,813 shares issued and outstanding on June 30, 2014 and 2013, respectively	562	170
Additional paid-in capital	12,203,981	9,127,788
Accumulated deficit	(14,240,984)	(14,466,025)
Total stockholders' deficit	(2,036,440)	(5,338,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,166,961	$1,259,513

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

MEDICAL ALARM CONCEPTS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RESTATEMENT OF CONSOLIDATED BALANCE SHEETS

The management of the Company has concluded that we should restate our consolidated balance sheets as of June 30, 2014 and 2013. The conclusion was reached by management because they determined that the patent payable was improperly classified on balance sheets as of June 30, 2014 and 2013.

The effect of the restatement on specific line items in the financial statements as of June 30, 2014 and 2013 is set forth in the table below:

Consolidated Balance Sheet as of June 30, 2014
	Previously
	Reported	Adjustments	As Restated
Patent payable	$—	$2,500,00	$2,500,000
Total current liabilities	$703,401	$2,500,000	$3,203,401
Patent payable	$2,500,000	$(2,500,000)	$—
Total non-current liabilities	$2,500,000	$(2,500,000)	$—

Consolidated Balance Sheet as of June 30, 2013
	Previously
	Reported	Adjustments	As Restated
Patent payable	$—	$2,500,00	$2,500,000
Total current liabilities	$3,253,570	$2,500,000	$5,753,570
Patent payable	$2,500,000	$(2,500,000)	$—
Total non-current liabilities	$3,344,009	$(2,500,000)	$844,009

