Form 10-Q
period 2015-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2015-05-20
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2015
Common Stock, $0.0001 par value per share	6,994,177 shares

PART	I. FINANCIAL INFORMATION
Item 1. Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$2,453	$7,673
Accounts receivable net of allowance of $7,906	17,676	36,952
Inventory	113,990	22,839
Loan to employee	30,000	—
Purchase deposits	18,350	—
Total current assets	182,469	67,464

NON-CURRENT ASSETS
Property and equipment, net	—	461
Intangible assets, net	1,040,159	1,099,036
Total non-current assets	1,040,159	1,099,497

Total assets	$1,222,628	$1,166,961

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$—	$30,766
Accounts payable	124,921	67,305
Deferred revenue	343,746	380,397
Note payable - other	—	5,000
Credit line payable - related party	396,608	—
Accured expenses and other current liabilities	221,857	194,025
Convertible notes payable	—	25,908
Patent payable	2,500,000	2,500,000
Total current liabilities	3,587,132	3,203,401

Total liabilities	3,587,132	3,203,401

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 5,628,679 and 5,623,679 shares issued and outstanding on March 31, 2015 and June 30, 2014, respectively	563	562
Additional paid-in capital	12,273,738	12,203,981
Accumulated deficit	(14,638,806)	(14,240,984)
Total stockholders' deficit	(2,364,504)	(2,036,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,222,628	$1,166,961

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Revenue	279,627	246,903	$791,708	$768,494
Cost of revenue	124,490	51,945	227,549	215,556
Gross profit	155,137	194,958	564,159	552,938

Operating expenses
Selling expense	107,835	47,877	237,719	173,106
General and administrative	225,337	211,255	591,051	1,466,521
Total operating expenses	333,172	259,132	828,770	1,639,627
Loss from operations	(178,035)	(64,174)	(264,611)	(1,086,689)

Other (income) expenses
Change in fair value of derivative instrument	—	(53,435)	11,335	(1,508,470)
Interest expense - related party	5,487	—	8,421	—
Interest expense	37,910	37,713	113,455	199,194
Total other (income) expense	43,397	(15,722)	133,211	(1,309,276)

Income (loss) before income tax	(221,432)	(48,452)	(397,822)	222,587
Income tax provision	—	—	—	—
Net income (loss)	(221,432)	(48,452)	$(397,822)	$222,587

Net income per common share - basic and diluted	(0.04)	(0.01)	$(0.07)	$0.07
Weighted average number of common shares - basic and diluted	5,628,679	5,443,607	5,628,661	3,209,382

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2015	2014
Net income (loss)	$(397,822)	$222,587
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services	1,750	994,448
Change in fair value of derivative instrument	11,335	(1,508,470)
Amortization of patent	58,877	58,877
Non-cash interest expense	—	28,991
Depreciation	460	3,938
Change in operating assets and liabilities
Accounts receivable	19,276	(9,303)
Inventory	(91,151)	19,217
Purchase deposits	(18,350)	(7,339)
Accounts payable	57,616	44,035
Accrued expenses and other current liabilities	27,832	84,734
Deferred revenue	(36,651)	44,673
Net Cash Used in Operating Activities	(366,828)	(23,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to employee	(30,000)	—
Net Cash Used in Investing Activities	(30,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from (repayment for) note payable - other	(5,000)	20,000
Proceeds from credit line, related party	396,608	—
Net Cash Provided By Financing Activities	391,608	20,000

NET INCREASE (DECREASE) IN CASH	(5,220)	(3,612)

CASH AT BEGINNING OF PERIOD	7,673	5,857

CASH AT END OF PERIOD	$2,453	$2,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$106,000	$112,500

Cash paid for income taxes	$—	$—

Conversion of convertible notes to common stock	$—	$314,819

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$42,101	$909,915

Issuance of common stock previously classified as stock to be issued	$—	$76,900

Forgivenss of convertible notes	$25,908	$618,843

Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	$—	$107,656

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of March 31, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015.

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

As reflected in the accompanying consolidated financial statements, as of March 31, 2015, the Company has working capital deficit of $3,404,663; did not generate significant cash from its operations; had stockholders’ deficit of $2,364,504 and had operating loss for prior three years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company is obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment is not made on June 30, 2012. On December 31, 2014, this due date was extended to June 30, 2015.

The patent is being amortized over its estimated useful life. Amortization of patent aggregated $58,877 for the nine months ended March 31, 2015 and 2014.

Patent, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2015	June 30, 2014
Patent	$2,500,000	$2,500,000
Less: accumulated amortization	(1,459,841)	(1,400,964)
	$1,040,159	$1,099,036

5.	CONVERTIBLE NOTES PAYABLE

The convertible notes were convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the fixed conversion price of $0.002, or seventy five percent (75%) of the average of the closing bid price of the common stock as reported by Bloomberg LP for the principal market for the 5 trading days preceding the conversion date, and was due on September 30, 2013. On November 2, 2014, the holder of convertible note informed the Company that it will no longer be seeking repayment of $25,908. The Company recorded the forgiveness of the debt and related derivative liability as additional paid-in capital.

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

On September 30, 2014, the Company entered into a line of credit with a company, which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018.

On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date.

8.	LOAN TO EMPLOYEE

During nine months ended March 31, 2015, the Company loaned $30,000 to an employee of the Company. This loan is non-interest bearing and due on December 31, 2015. The employee pledged 60,000 shares of the Company’s common stock as collateral.

9.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended March 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Nine months ended March 31,
	2015	2014
U.S. federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:

	Nine months ended March 31,
	2015	2014
Federal:
Current	$—	$—
Deferred	(125,900)	(400,864)
State and local:
Current	—	—
Deferred	(36,992)	(117,783)
Change in valuation allowance	162,892	518,647
Income tax provision (benefit)	$—	$—

As of March 31, 2015, the Company had approximately $11 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

10.	CONCENTRATIONS

The Company had only one supplier during the three and nine months ended March 31, 2015 and 2014, respectively.

11.	SUBSEQUENT EVENTS

On April 3, 2015, the Company issued 1,370,000 shares of common stocks to six consultants as partial payment for their services on behalf of the Company to investigate international distributions and investor relation services.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2015 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended March 31, 2015 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

During nine months ended March 31, 2015, the Company lent $30,000 to one of employees. There was no transaction in similar nature during the same period of previous year. The loan was made pursuant to a secured promissory note that calls for the entire amount of the loan to be paid in full on or before December 31, 2015. The loan does not bear interest and payments of principal are to be made as soon as possible or in incremental amounts acceptable to the Company. Repayment of the loan is secured by 60,000 common shares of the Company owned by the employee that have been pledged as collateral.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $3,404,663, did not generate significant cash from its operations, had stockholders’ deficit of $2,364,504 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2015 and 2014

Net Sales

Net sales generated during the quarters ended March 31, 2015 and 2014 were $279,627 and $246,903, respectively; representing a 13% or $32,724 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended March 31, 2015 and 2014, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended March 31, 2015 and 2014 were $124,490 and $51,945, respectively, representing a 140% or $72,545 decrease.. The increase in cost of sales was mainly due to the Company’s new product iHelp and its sales method of selling equipment to other dealers, thereby increasing revenues but decreasing sales margins.

Gross Profit

Gross profit generated during quarters ended March 31, 2015 and 2014 was $155,137 and $194,958, respectively. The gross profit margin for quarters ended March 31, 2015 and 2014 was 55% and 79%, respectively. The decrease in gross profit margin was mainly due to more revenue generated from the sales of its new product iHelp directly to other dealers, which has lower gross profit margin.

General and Administrative

General and administrative expenses for quarters ended March 31, 2015 and 2014 were $225,337 and $211,255, respectively; representing 7% or $14,082 increase in general and administrative expense.

Selling Expenses

Selling expenses incurred during quarters ended March 31, 2015 and 2014 were $107,835 and $47,877, respectively. The $59,958 increase compared to the previous period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $53,435 during quarters ended March 31, 2014. The Company didn’t have any derivative liabilities during the quarter ended March 31, 2015.

Interest Expense

Interest expense for the quarter ended March 31, 2015 and 2014 was $43,397 and $37,713, respectively. The $5,684 or 15% decrease in interest expense was mainly due to decreased amount of interest expense recorded on debt discount and increased interest expense for credit line and convertible notes.

Net Loss

Net loss incurred during quarter ended March 31, 2015 and 2014 was $221,432 and $48,452, respectively. Change in net loss is due to the reasons stated above.

Results of Operations for Nine months Ended March 31, 2015 and 2014

Net Sales

Net sales generated during the nine months ended March 31, 2015 and 2014 were $791,708 and $768,494, respectively; representing a 3% or $23,214 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the nine months ended March 31, 2015 and 2014, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during nine months ended March 31, 2015 and 2014 were $227,549 and $215,556, respectively, representing a 6% or $11,993 increase. The increase of cost of sales was mainly due to the Company changed its strategic business direction and began generating revenue from the company’s new product iHelp and its sales method of selling equipment directly to dealers. Revenue from equipment normally generate lower gross profit.

Gross Profit

Gross profit generated during nine months ended March 31, 2015 and 2014 was $564,159 and $552,938, respectively. The gross profit margin for nine months ended March 31, 2014 and 2014 was 71% and 72%, respectively. The increase in gross profit margin was mainly due to more revenue generated from monitoring services which has higher gross profit margin.

General and Administrative

General and administrative expenses for nine months ended March 31, 2015 and 2014 were $591,051 and $1,466,521, respectively; representing 875,470 or 60% decrease mainly due to the Company recorded $909,915 stock compensation expense for stock issued to management pursuant to Global Settlement Agreement entered on December 10, 2013.

Selling Expenses

Selling expenses incurred during nine months ended March 31, 2015 and 2014 were $237,719 and $173,106, respectively, representing $64,613 or 37% increase.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $1,508,470 during nine months ended March 31, 2014; comparably, such change generated loss of $11,335 during current period. This was due to a lower value of the derivative liability at March 31, 2015.

Interest Expense

Interest expense for the nine months ended March 31, 2015 and 2014 was $121,876 and $199,194, respectively. The $77,318 or 39% decrease in interest expense was mainly due to decreased amount of interest expense recorded on the excess of derivative liability over the amount of the convertible debt, which was recorded as interest expense at the inception of the note, amortization of debt discount and interest expense for credit line and convertible notes.

Net Income (Los)

Net loss during nine months ended March 31, 2015 $397,822; net income during nine months ended March 31, 2014 was $222,587. Change in net income is due to the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2015 and June 30, 2014, we had $2,453 and $7,673 in cash, respectively.

During nine months ended March 31, 2015 and 2014, our operating activities incurred net cash outflow of $366,828 and $23,612, respectively. Main reasons for the change in net cash used in operating activities were outlined below:

1.	Changes in fair value of derivative instrument during nine months ended March 31, 2014 generated non-cash income of $1,508,470; comparably during the same period of current year, such changes generated loss of $11,335;
2.	During nine months ended March 31, 2015 and 2014, amortization of discount on convertible notes and interest expense incurred non-cash expense of $nil and $28,991, respectively.
3.	During nine months ended March 31, 2015 and 2014, the increase of deferred revenue generated cash inflow of $44,673; comparably, during current period such changes generated cash outflow of $36,651.
4.	During nine months ended March 31, 2015 and 2014, expenses incurred from issuance of common stock for services were $1,750 and $994,448, respectively.
5.	During nine months ended March 31, 2015, the Company paid $91,151 on purchasing inventories; comparably during the same period of 2014, the decrease of inventory generated net cash inflow of $19,217.
6.	During nine months ended March 31, 2015 and 2014, the increase of accrued expenses and other current liabilities generated net cash inflow of $27,832 and $84,734, respectively.

During nine months ended March 31, 2015 and 2014, financing activities generated net cash inflow of $391,608 and $20,000, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During the nine months ended March 31, 2015, the Company received proceeds of $396,608 by obtaining a credit line from a company, which is partially owned by the Company’s CEO.
2.	During the nine months ended March 31, 2015, the Company made $5,000 loan payment to a vendor. During the nine months ended March 31, 2014, the Company received $20,000 proceed from a vendor.

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

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2015. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

The specific material weakness identified by the Company’s management as of March 31, 2015 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	We currently do not have an audit committee.
•	The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition, or future results. During the nine ended March 31, 2015, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	May 20, 2015	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	May 20, 2015	Director
Allen Polsky