Form 10-K
period 2015-06-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2015-12-18
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $792,520.

As of December 18, 2015, the registrant had 7,598,676 shares of common stock issued and outstanding, respectively.

Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2015
INDEX

Part IV
ITEM 15. Exhibits and Financial Statement Schedules	27
Signatures	28

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

Overview

Our principal executive offices are located at 200 West Church Road, Suite B, King of Prussia, PA 19406, and our telephone number is (877) 639-2929. Our website addresses’ are www.medipendant.com, www.ihelpalarm.com and www.medicalalarmconcepts.com.

The Company manufactures medical alarm devices that are used to summon help in the event of an emergency. While these devices are primarily designed for the elderly, there is also a market for those who are physically disabled, as well as for persons living alone.

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

The Company's flagship product is called the MediPendant®, which is a personal emergency alarm that is used to summon help in the event of an emergency at home. Since approximately 60% of all medical alarms currently being sold in the United States right now, are first-generation technologies that require the user to speak and listen through a central base station unit, the MediPendant™ has found success by offering a product that has the speaker in the pendant, enabling the user to simply speak and listen directly through the pendant in the event of an emergency.

The MediPendant® is designed to be worn in the bath or shower and offers a 600-foot range, so that the wearer can operate the unit from virtually anywhere within their home or on their property. The product is extremely durable, very reliable, and offers an extremely long battery life. The MediPendant® has voice prompts that alert the user of the operational status of the device. This gives the user some peace of mind during an emergency because they know with certainty that their distress signal has been activated and help is being summoned.

The Company also manufactures the iHelp™ mobile medical alarm device. The iHelp™ is a next-generation medical alarm that utilizes T-Mobile’s 2G network. Users of the iHelp™ mobile medical alarm can take the device with them wherever there is cellular service. There is no base station and only requires a cellular signal in order to work.

The company has invested time, manpower, and money into the development of this product. On September 30, 2014, the company signed an agreement for a $300,000 line of credit to enable it to launch the iHelp™, and to build the infrastructure that allowed the Company to buy and track air time from T-Mobile for cellular operation of this unit. The credit line was increased to $500,000 in January 2015. The iHelp™ has enhanced features and functions including an advanced GPS system, the ability to remotely locate a loved one, and a dealer portal that enables dealers to manage their own iHelp™ customer base. A significant amount of time was spent on the backend systems, including the dealer portal. iHelp™ dealers have significant benefits, most importantly the ease of use in ordering product, activating and deactivating customers, tracking their customer usage, and creating and printing a variety of reports to assist in billing and collecting revenues. The iHelp™ dealer program is a turn-key program that offers the dealer the opportunity to provide his/her customers with the latest products without having to change his/her own backend.

The Company is in the process of implementing a new product called the iHelp+™ (iHelp plus 3G). iHelp+™ is a cellular medical alert system that operates on a 3G network. Initially, it will be operating on the AT&T network (GSM - Global), and within a few months it will also be able to operate on the Verizon (CDMA - USA) network as well. It is Bluetooth and Wi-Fi enabled. It has a much broader reach than the iHelp™, as well as additional functions, such as fall detection and geo-fencing (ability to pre-set an area and alert loved ones if the user leaves or enters the pre-set area).

Additionally, the iHelp+™ will be used as the communication device for a wellness bracelet and other Bluetooth-enabled devices used for collecting vital sign data and storing the data in any requested manner in encrypted HIPAA-compliant cloud servers for access by proper parties.

New Product Development

The design and development of wearable ‘biosensor’ devices, such as the iHelp+™ for health and wellness, has garnered much attention in the public and healthcare community during the last few years. This is primarily motivated by increasing healthcare costs and propelled by recent technology advances in miniature bio-sensing devices, micro-computing technology, and wireless communications. The advance of wearable sensor-based systems will potentially transform the future of “telehealth”, personal emergency response (PERS, mPERS) and remote monitoring, by enabling ubiquitous, convenient-to-use, cost-effective and proactive personal health management with real and near real-time monitoring and archiving of personal safety, health, and environmental conditions.

Beyond the recent emergence of smart mobile wireless and geographic location solutions, these systems will integrate via Bluetooth low energy 4.0 and other technologies with FDA approved medical devices and biosensors. The Company will be able to collect data on vital signs, send this data to HIPAA compliant servers in the cloud, and allow access by caregivers, nurses, doctors, hospitals, and other health organizations. This process can facilitate low-monthly-cost wearable solutions for the implementation of monitoring of users, all day and anywhere, for emergency, health, and activity status changes. This evolution will change the face of the traditional PERS device into a WHAM (Wearable Health & Alarm Monitoring) market.

Market Background

Living arrangements have changed greatly in the United States among older people and other potentially vulnerable segments of the population, including those with physical disabilities and/or medical conditions. During the 20th century, one of the most dramatic changes in the lives of the aging in the United States was the rise of the number of aging people living at home alone. In 1910, for example, only 12% of widows age 65 or older lived alone. In 1970, this figure was 70% and today it is estimated to be impressively higher.

In the 21st century, this trend has gained momentum and become stronger than ever, with more of the aging and medically at risk population living alone at present than at any other time in the past, especially with the rise of the aging Baby Boomer population. The Baby Boomers, those born between 1946 and 1964, started turning 65 years old in 2011, with the number of older people set to increase dramatically during the 2010 to 2030 time period. According to a 2009 analysis of U.S. Current Population Survey data, “between 2010 and 2030, the number of people age 65 and older is projected to grow by 31.7 million or 79.2%.” Thus, the older population in 2030 is projected to be twice as large as in 2000, growing from 35 million to 71.5 million, representing 20% of the total U.S. population around the year 2030.

This social dynamic of a rising older population is true in both the United States as well as in many developed nations worldwide. Likewise, social change, technological advancements, and general lifestyle choices have promoted increased independence and the ability to live alone among other potentially vulnerable segments of the population such as those with physical disabilities or medical conditions. These groups can be especially susceptible to health problems and concerns for their physical wellbeing. Experts and even common sense agree that in order to help facilitate independence and safety, more help is needed to provide these people with a point of contact in case of emergency, or the benefit of support in a time of need. It was in response to this situation that the personal emergency response systems (PERS) industry emerged in the United States and developed the first personal medical alarm. The most obvious and common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions, in case of an age or health related incident that requires immediate attention, and in which the victim is unable to reach out for assistance via traditional means, including the ability to make a telephone call.

Effective personal emergency response systems with their emergency alert capabilities, are a key technology solution that can greatly help the vulnerable segment of the population live a more free and active life while maintaining the security of being able to access immediate assistance as needed. In fact, there has been a boom in the PERS market in recent years because of the growing aging population worldwide. According to Forrester Research, Inc., the PERS market in the United States has grown at double digit rates, from approximately $350 million in 2004 to $2 billion in 2012 and increasing every year thereafter.

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

Mobile medical alerts have recently been introduced to the market. They are designed for the younger and more active person with medical issues, and also the active elderly adult.

And with the emergence of telehealth and biosensor technology, the market is changing again, to an even younger people with medical issues that need to be tracked on a regular basis.

Medical Alarm Concepts offers a wide range of solutions for the user from a simple at home medical alarm to a mobile device that enables the user to get help anywhere they go. And now, with the introduction of the telehealth product in the first quarter of 2016, users will even be able to get help, before they know they need it.

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

The most obvious and common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions, not only in case of an age or health related incident that requires immediate attention, but in which the victim is unable to reach out for assistance via traditional means, including the placement of a telephone call. While very few things can prevent falls by aged persons or other unforeseen medical emergencies, medical alarms mitigate the potential harm and expensive hospital stays done by initiating a timely response to such an incident. And tracking devices, like the iHelp+™ for wearable biosensors will be able to monitor people with pre-existing conditions.

In fact, there has been a boom in the PERS market in recent years because of the growing aging population worldwide and in the United States in particular. According to the U.S. Census Bureau, the number of people over 65 in the United States is set to jump from approximately 34 million today to approximately 65 million in 2025. By 2050, this number is projected to reach 86.7 million, with many of them living at home or in an alternative home-type environment. Worldwide, this figure number is expected to double from some 550 million people currently at age 65 years old to over 1.2 billion seniors by the time period around the year 2025.

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

Regarding purchases of PERS solutions worldwide, the large majority of customers currently pay for their PERS products out-of-pocket, with government reimbursement for PERS items varying from country to country. In the United States, for example, 25% of PERS sales were government reimbursed in 2004, compared to 35% in Germany, just over 50% in France and nearly 100% in the United Kingdom. Furthermore, it is estimated government reimbursement for PERS will ramp up in a number of countries, further fueling demand for these products.

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

Internet Sales & Marketing - the Company markets the MediPendant® through its website at www.MediPendant.com and its iHelp™ mobile medical alarm to dealers at www.ihelpalarm.com. Due to the complex sales process for medical alarms, which often require several phone calls among the end user customer’s family members before a decision is reached, the MediPendant ®and iHelp™ websites are used mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives or one of our many dealers. The company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the websites, and initiate potential customer sales calls.

Retail Distribution - During 2012, the company announced its plans to promote the MediPendant® product utilizing an e-commerce marketing strategy program designed specifically for Costco Wholesale Corporation and its members. Costco began offering the MediPendant® to its customers via its website during the spring of 2012. It is anticipated that Costco will be offering the new iHelp+ when it begins its rollout in early 2016.

The Company has relationships with two large health insurance companies. Under the terms of the contract, the MediPendant® is currently being offered to qualified individuals, based on certain criteria, at little or no cost to the individual. The health insurance company is responsible for the monthly monitoring fee, as well as the cost of the equipment. These programs are not only an added benefit and security measure for qualifying individuals living alone with medical issues, but also as a cost-saving method for health insurance companies, by helping to avoid unnecessary ambulance and emergency room visits. We expect to expand this program to other health insurance companies throughout the country, during 2016.

Wholesale Distribution - The Company currently has several relationships with wholesalers who resell the MediPendant® and the iHelp™ in conjunction with their own monitoring services. The company believes its relationships with its strategic partners is good. The company is currently in discussions with several other wholesale groups looking to distribute our products through their own independent channels.

International Markets – The Company also distributes its products in a wholesale manner to selected international markets. To date, the company has made sales in Denmark, Ireland, Bermuda, and the People's Republic of China.

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

Termination of Patent Purchase Agreement and New Patent Licensing Agreement

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) effective July 31, 2008. The Company was obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% payable monthly, commencing on July 31, 2008. The seller had the right to reacquire all patents and applications if payment was not made on June 30, 2012; however, this agreement has been extended quarterly since June 30, 2012. The patent purchase agreement refers to patent #RE41845 and RE41392. The scope of the patents are as follows: A personal emergency communication system includes a user-carried portable communication unit having a single button, which when depressed by the user, wirelessly sends a call request signal to a base unit. The base unit initiates a telephone call through a dial-up network to an emergency response center and places an operator at the emergency center responder in wireless voice communication with the portable unit when the call is connected. The telephone number to be called can be stored in at least one of the portable unit and the base unit. A speech synthesizer operating in combination with automated voice messages stored in at least one of the base unit and portable unit system memory are used to advise the user of the status of the call, and to provide the user with verbal confirmation that functional systems of the base unit are operating properly.

In June 2015, the Company made a decision to terminate its patent agreement with Nevin Jenkins, the patent holder. Mr. Jenkins and the Company agreed to a new revised licensing agreement whereby the company still has the ability to order and sell product utilizing the patent. The company feels that the old agreement was too costly, and money would be better served based on its decision of investing in more cellular type mPERS devices. Its new agreement with Mr. Jenkins will enable the Company to continue selling the MediPendant® based on a cost plus structure.

Products

The Company’s primary focus is the sale of its medical alarm and safety alert devices, which are some of the most advanced systems on the market today.

MediPendant®

MediPendant® is the Company’s traditional medical alarm product and the world’s first monitored two-way voice speakerphone pendant for the PERS (personal emergency response) industry. It allows the user to speak and listen to the operator directly through the pendant. Medical Alarm Concepts’ alarm pendant also offers superior range radio frequency capabilities and an enhanced communication range that enable the user to move freely in and about the home, including up to an extended range that is revolutionary in the PERS industry. Specifically, the MediPendant® system enables the device wearer to move up to 600+ feet (line of sight) away from the main base station, a distance that far exceeds competitive offerings on the market today that instead require the user to be within speaking distance of the base station box, a situation that may not be conducive to an emergency if the end user is not at the base station.

As part of the MediPendant® product offering, users receive Medical Alarm Concepts’ two-way communication pendant, base station unit and a subscription to the Company’s around-the-clock personal response service monitoring center.

Emergency calls made through the Company’s MediPendant® device are always handled by certified operators who are available around the clock 24-hours a day and guaranteed to remain on the line with MediPendant® subscribers until the problem is resolved and/or help arrives. Operators are trained to immediately assess the situation and can either connect the caller to a loved-one or dispatch medical personnel to the user’s location. All emergency operators are prepared to bring calm, professional, knowledgeable insight to any situation. Additionally, the call center can also maintain an important list of personal information for all MediPendant® users that includes an updated list of medications, health information and the subscriber’s contact information including home address for location and dispatch purposes. This personal information and medical history are securely stored by the monitoring center and can be provided to the dispatched authority and emergency responders as necessary.

iHelp™

The company recently announced the launch of a new, advanced medical alarm device called the iHelp™. The iHelp™ is an advanced mobile medical alert system, designed to be easy to use, lightweight yet durable, but with significantly advanced features. The company has invested time, manpower, and money into the development and launch of this product. The iHelp™ has enhanced features and functions including an advanced GPS system, the ability to remotely locate a loved one, voice prompts, and a dealer portal that enables dealers to manage their own iHelp™ customer base. A significant amount of time was spent on the back end systems, including the dealer portal. iHelp™ dealers have significant benefits, most importantly the ease of use in ordering product, activating and deactivating customers, tracking their customer usage, and creating and printing a variety of reports. The iHelp™ dealer program is a turn-key program that offers the dealer the opportunity to provide his/her customers with the latest products without having to change his/her own “back end” systems.

iHelp + ™ 3G

The iHelp + ™ 3G is currently in the development stage and will be available to the marketplace by 1st Quarter of 2016. The iHelp Plus™ is similar to the iHelp™ in that it is an mPERS product. However, the iHelp +™ will have more advanced features and functions, including the ability to detect if the wearer of the unit falls such as in the shower, will operate on the “3G” networks when available, and be telehealth enabled. The unit will have superior audio quality, an extended battery life, and will operate on both GSM and CDMA networks allowing for use with AT&T, T-Mobile, Verizon, & Sprint providers domestically, therefore enabling extended coverage almost anywhere the user may go.

ITEM 1A.	Risk Factors

Please consider the following risk factors and other information in this prospectus relating to our business before deciding to invest in our common stock. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this prospectus before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Before deciding whether to invest in our securities you should also refer to the other information contained in this prospectus.

Risks Related to Our Business and Industry

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

The Company has a working capital deficit, did not generate cash from its operations, has had stockholders’ deficit, and had operating losses for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

If we are unable to successfully execute any material part of our growth strategy, our future growth and ability to make profitable investments in our business would be harmed.

Our success depends on our ability to expand our business while maintaining profitability. We may not be able to sustain our growth or achieve profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

•	the level of competition in our industry;

•	our ability to offer new products and to extend existing brands and products into new markets, including international markets;

•	our ability to identify, acquire and integrate strategic acquisitions;

•	our ability to remain competitive in our pricing;

•	our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•	the efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness and cross-marketing our brands;

•	our ability to identify and respond successfully to emerging trends in our industry;

•	the level of consumer acceptance of our products; and

•	general economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve our targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to make profitable investments in our business.

Our disclosure controls and procedures have been found to be ineffective and we do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience to identify and remedy material weaknesses in such controls and procedures.

Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2015 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2015 that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting: the Company is lacking qualified resources to perform the internal audit functions properly and, in addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed; we currently do not have an audit committee; and the Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting. The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

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

We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.

Our business is highly competitive. We compete with many other suppliers, some of which are larger than we are, have greater financial and other resources, employ brands that are more established, have greater consumer recognition or are more favorably perceived by consumers or retailers than our brands. Some of our competitors have invested and continue to invest heavily to achieve increased production and marketing efficiencies. In addition, our products may be subject to competition from lower-cost imports that intensify the price competition faced in various markets. Some of our competitors are privately owned and have more latitude to operate than we do as a public company. If we do not successfully compete with these competitors on factors such as new product development, innovation, brand, delivery, customer service, price, and quality, our customers may consider other products. Competitive pressures from our competitors could adversely affect our results of operations and financial condition.

We source our products from third-party suppliers located in Asia, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

We source all of our Medical Alert parts and materials from third party suppliers located in Asia. We depend on these suppliers to deliver products that are free from defects, comply with our specifications, meet health, safety and delivery requirements, and are competitive in cost. If our suppliers deliver products that are defective or that otherwise do not meet our specifications, our return rates may increase, and the reputation of our products and brands may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason, we might miss our customers’ delivery deadlines, which could in turn cause our customers to cancel or reduce orders, refuse to accept deliveries, demand reduced prices, or change suppliers. The overseas sourcing of product subjects us to the numerous risks of doing business abroad, including but not limited to, rapid changes in economic or political conditions, civil unrest, political instability, war, terrorist attacks, international health epidemics, work stoppages or labor disputes, currency fluctuations, increasing export duties, trade sanctions and tariffs, and variations in product quality. We may also experience temporary shortages due to disruptions in supply caused by weather or transportation delays. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business, and we may not be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Any of these events would cause our business, results of operations, and financial condition to suffer. The Company had only one supplier during the years ended June 30, 2014 and 2013, respectively, and have two suppliers in the year ended June 30, 2015. If relations with either of these suppliers become unfavorable or if we are unable to purchase our product from either of these suppliers for any reason whatsoever, whether within or not within our control, we will need to find other suppliers on at least the same terms and conditions as our current suppliers.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Requirements associated with being a public company have, and will continue to, increase our costs significantly and divert significant resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the other rules and regulations of the SEC. We have made, and will continue to make, changes in our corporate governance, corporate internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems to manage our growth and our obligations as a public company. However, the expenses that will be required in order to adequately manage our obligations as a public company are material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs, or the degree of impact that our management’s attention to these matters will have on our business. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

Many of our competitors are not subject to these requirements, because they do not have securities that are publicly traded on a U.S. securities exchange or other securities exchanges. As a result, these competitors are not subject to the risks identified above. In addition, the public disclosures that we are required to provide pursuant to the SEC’s rules and regulations may furnish our competitors with greater competitive information regarding our operations and financial results than we are able to obtain regarding their operations and financial results, thereby placing us at a competitive disadvantage.

Risks Related to Our Operations

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included in our financial statements an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. The Company had working capital deficit of $808,693, a stockholders’ deficit of $808,693, did not generate cash from its operations, and had operating loss for past two years. Failure to generate sufficient cash flows from operations raise additional capital or reduce discretionary spending will have a material adverse effect on our ability to achieve our intended business objectives. While management has a plan but not the requirement to fund ongoing operations, there is no assurance that its plan will be successfully implemented. As a result, you may lose the entire value of your investment in our company.

Projections: In the event the company is not successful in reaching its revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we may be forced to suspend or cease operations. Management intends to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise additional money, and generate sufficient revenues.

Liquidity: While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering, or by alternative methods. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise additional money, and generate sufficient revenues.

Business Changes: Our ability to adapt to Industry changes in technology, or market circumstances, may drastically change the business environment. If we are unable to recognize these changes in good time, are late in adjusting our business model, or if circumstances arise such as pricing actions by competitors, then this could have a material adverse effect on our growth ambitions, financial condition and operating results

IT Security Threats: The global increase in security threats and higher levels of professionalism in computer crime have increased the importance of effective IT security measures, including proper identity management processes to protect against unauthorized systems access. Our systems, networks, products, solutions and services remain potentially vulnerable to attacks, which could potentially lead to the leakage of confidential information, improper use of our systems and networks, which could in turn materially adversely affect our financial condition and operating results.

Employees: The attraction and retention of talented employees in sales and marketing, research and development, finance and general management, as well as of specialized technical personnel, is critical to our success and could also result in business interruptions. There can be no assurance that we will be successful in attracting and retaining all the highly qualified employees and key personnel needed in the future.

Warranty and product liability: We may from time to time be subject to warranty and product liability claims with regard to product performance and effects. We could incur product liability losses as a result of repair and replacement costs in response to customer complaints or in connection with the resolution of contemplated legal proceedings relating to such claims. Successful claims for damages may be made that are in excess of our insurance coverage. Our insurance could become more expensive and there is no assurance that insurance will still be available on acceptable terms. In addition to potential losses arising from claims and related legal proceedings, product liability claims could affect our reputation and relationships with key customers. As a result, product liability claims could materially impact our financial condition and operating results.

Product Offerings: In order to develop additional revenues, we have plans to invest in product(s) that are synergistic with our current product. Investing in these products could expose us to adaptive technologies or business models that may or may not be successful. They may not be timely nor cost-effective, and there is no assurance the desired results will be achieved. We may need to increase our inventory levels, increase our accounts receivables, and be exposed to bad debt and obsolete inventory, and this would negatively impact our operations and balance sheet.

Acquisitions: We are looking for acquisitions that will increase our revenues, cash flow, and profits. There is a risk that we will not have the ability to properly integrate these businesses, products, or services with our current business line. We are not certain that we will be able to successfully identify suitable acquisition candidates, AND negotiate these deals on terms acceptable to us. In addition, successful integration may involve operational changes, additions, and significant expenses. We may need to borrow money and leveraging ourselves for acquisitions could limit our financial flexibility in the future. If we fail to successfully manage our new product(s) and/or acquisitions, our business may suffer.

Risks Related to Our Common Stock

The market price of our common stock may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our shares has been subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the consumer goods market in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board or management;
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Specifically, forward-looking statements may include statements relating to:

•	our future financial performance;

•	changes in the market for our products;

•	our expansion plans and opportunities; and

•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the level of demand for our products;

•	competition in our markets;

•	our ability to grow and manage growth profitably;

•	our ability to access additional capital;

•	changes in applicable laws or regulations;

•	our ability to attract and retain qualified personnel;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties indicated in this prospectus, including those under “Risk Factors.”

There is no assurance that our expectations will be realized. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. Such risks and uncertainties also include those set forth under “Risk Factors” herein and in the documents herein. Our forward-looking statements speak only as of the time that they are made and do not necessarily reflect our outlook at any other point in time. Except as required by law or regulation, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

References herein to “Medical Alarm,” “we,” “us,” “our,” “the Company,” “our company,” and “our business” refer to Medical Alarm Concepts Holding, Inc.

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

The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

Fiscal Year 2015	High	Low
First Quarter	$0.50	$0.30
Second Quarter	$0.47	$0.15
Third Quarter	$0.35	$0.10
Fourth Quarter	$0.17	$0.11

Fiscal Year 2014	High	Low
First Quarter	$1.76	$1.12
Second Quarter	$1.28	$0.64
Third Quarter	$1.12	$0.15
Fourth Quarter	$0.52	$0.22

* Price Not available for Period

Holders

As of December 1, 2015, there were approximately 215 shareholders of record of our common shares.

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

Results of Operations

Revenue

Revenue generated during the years ended June 30, 2015 and 2014 were $1,147,099 and $1,153,693, respectively; representing a 1% or $6,594 decrease in the year ended June 30, 2015 comparing with last year, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During 2015 and 2014, revenue was generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Revenue

Cost of revenue incurred during years ended June 30, 2015 and 2014 were $366,702 and $324,503, respectively, representing a 13% or $42,199 increase in the year ended June 30, 2015 comparing with last year. The increase of cost of sales was mainly due to higher cost of sales products sold during current fiscal year as compared with previous fiscal year.

Gross Profit

Gross profit generated during fiscal 2015 and 2014 was $780,397 and $829,190, representing 6% or $48,793 decrease in the year ended June 30, 2015 comparing with last year. The gross profit margin for 2015 and 2014 were 68% and 72%, respectively.

Selling Expenses

Selling expenses incurred during fiscal 2015 and 2014 was $305,738 and $212,133, respectively, representing $93,605 or 44% increase in the year ended June 30, 2015 comparing with last year. During fiscal 2015, the Company shifted its sales emphasis more toward brand marketing, which contributed to the increase in sales expenses.

General and Administrative

General and administrative expenses for fiscal 2015 and 2014 were $987,035 and $1,695,423, respectively; representing 42% or $708,388 decrease in the year ended June 30, 2015 comparing with last year,. During the year ended June 30, 2014, the Company issued 1,493,669 shares of common stock to management pursuant to Global Settlement Agreement and recorded stock compensation expense of $ 955,948. The Company also issued 50,000 shares of common stocks to a shareholder for consulting services during the year ended June 30, 2014 which was valued at $38,500.

During the year ended June 30, 2015, the Company issued 1,375,000 shares of common stock to consultants for services performed. Those shares were valued at $305,039 which was amortized over service period.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $1,514,947 income during fiscal 2014; while expense generated from the changes in fair value of derivative instrument during 2015 was $11,335.

Interest Expense

Interest expense for fiscal 2015 and 2014 were $117,350 and $189,220, respectively. The $71,870 or 38% decrease in interest expense was mainly due to the decrease of loan amount. The Company also recorded interest expense of $8,436 and $22,320 for the year ended June 30, 2015 and 2014, respectively, on credit line from related parties.

Gain from Termination of Patent Agreement

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the "Agreement") effective July 31, 2008. The Company was obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% payable monthly, commencing on July 31, 2008. The seller had the right to reacquire all patents and applications if payment was not made on June 30, 2012. This agreement had been extended quarterly since June 30, 2012. This patent was recorded as an intangible asset and amortized over its estimated useful life. In June 2015, the Company made decision to terminate the Agreement. Upon termination of this Agreement, the loan payable of $2,500,000 and unamortized balance of intangible asset of $1,023,804 were written off and a gain of $1,476,196 was recorded.

Net Income (Loss)

Net income for 2015 and 2014 was $826,699 and $225,041, respectively, for the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2015 and 2014, we had $1,335 and $7,673 in cash, respectively.

During fiscal 2015 and 2014, operating activities used net cash of $466,372 and $25,684, respectively. Main reasons for the $440,688 change in net cash used in operating activities were outlined below:

1.	Net income generated during 2015 and 2014 was $826,699 and $225,041;
2.	Stock issued for services was $284,370 and $994,448 in 2015 and 2014, respectively;
3.	Changes in fair value of derivative instrument during 2014 generated non-cash income of $1,514,947; while during 2015 such changes incurred net non-cash loss of $11,335;
4.	During 2015, termination of patent purchase agreement generated non-cash income of 1,476,197; there was no transaction of similar nature during 2014;
5.	During fiscal 2015 and 2014, the increase of accounts receivable generated net cash outflow of $62,924 and 33,249, respectively.
6.	During 2015, the changes of deferred revenue generated net cash outflow of $11,533 while, it has generated net cash inflow of $105,206 during 2014.

During fiscal 2015 and 2014, investing activities used net cash of $30,000 and $0, respectively.

During fiscal 2015, the Company lent $30,000 to one of employees. There was no transaction in similar nature during previous year. The loan was made pursuant to a secured promissory note that calls for the entire amount of the loan to be paid in full on or before December 31, 2015. The loan does not bear interest and payments of principal are to be made as soon as possible or in incremental amounts acceptable to the Company. Repayment of the loan is secured by 60,000 common shares of the Company owned by the employee that have been pledged as collateral.

During fiscal 2015 and 2014, financing activities generated net cash inflow of 490,034 and $27,500, respectively. The increase of $462,534 was mainly due the following reasons.

1.	During 2015, proceeds from credit line generated net cash inflow of $388,000; there was no transaction in similar nature during 2014
2.	During 2015, proceeds from note payable, net of repayment were $81,294, comparing to $5,000 during fiscal 2014.

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

Going Concern

The Company has working capital deficit, did not generate cash from its operations, had stockholders’ deficit, and had operating losses for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. We may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

ITEM 8.	Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2015 and 2014 begins on page F-1 of this annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not available.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2015 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2015 that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

☐	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
☐	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-

15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors and their respective ages as of June 30, 2014 are as follows:

Name	Age	Position
Ronnie Adams	66	Chief Executive Officer, President, and Chairman of the Board of Directors
Allen Polsky	70	Director

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2015 and 2014 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2015 and 2014 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

	Summary Compensation Table
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ronnie Adams CEO	2015	$56,800	Nil	Nil	Nil	Nil	Nil	$6,040	$62,840
	2014	$56,800	Nil	Nil	Nil	Nil	Nil	$6,040	$62,840
Allen Polsky	2015	12,000	Nil	Nil	Nil	Nil	Nil	Nil	12,000
	2014	12,000	Nil	Nil	Nil	Nil	Nil	Nil	12,000

Option Grants.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during period ending June 30, 2015 by the executive officers named in the Summary Compensation Table.

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

The following table sets forth as of December 17, 2015, certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 7,598,676 shares of our common stock outstanding as of November 23, 2015. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Ronald Adams 200 West Church Road, Suite B King of Prussia, PA 19406	634,164	8.35%
Common Stock	Alan Polsky 200 West Church Road, Suite B King of Prussia, PA 19406	227,478	3.00%
Common Stock	All officers and directors as a group (2 persons)	861,642	11.35%

Common Stock	Biotech Debt Liquidation Fund, LLC 1156 Clement Street San Francisco, CA 94118	492,662	6.49%
Common Stock	Alliance Media Group, Inc. 295 NW Common Loop Suite 115257 Lake City, Fl 32055	500,000	6.58%
Common Stock	Adrian Neilan Ballinamona, Askeaton, Co Limerick, Ireland	500,000	6.58%
Common Stock	Robert McGuire 4430 Haskell Ave Encino, Ca 91436	699,934	9.21%
Common Stock	JTT-EMS LTD 801-6081 No. 3 Road Richmond, B.C., V6y 2B2	488,184	6.43%

Change in Control

None.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See Note 6,7,8,11 to consolidated financial statements.

ITEM 14.	Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2015 and 2014.

Audit Fees

For the Company’s fiscal years ended June 30, 2015 and 2014, we were billed approximately $42,500 and $45,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit-Related Fees

There were $4,000 and $0 billed for audit related services for the years ended June 30, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended June 30, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2015. All of the services provided and fees charged by our independent registered accounting firms in 2015 were approved by the board of directors.

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

Date: December 18, 2015

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

Chief Executive Officer and
Chief Financial Officer
(Principal
/s/ Ronnie Adams	Executive Officer, Principal Financial and Accounting Officer)	December 18, 2015
Ronnie Adams

/s/ Allen Polsky	Director	December 18, 2015
Allen Polsky

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Medical Alarm Concepts Holding, Inc.

We have audited the accompanying consolidated balance sheets of Medical Alarm Concepts Holding, Inc. (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Alarm Concepts Holding, Inc. as of June 30, 2015 and 2014 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the accompanying consolidated financial statements, the Company had working capital deficit of $808,693, a stockholders’ deficit of $808,693, did not generate cash from its operations, and had operating loss for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey,

December 18, 2015

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS
CURRENT ASSETS
Cash	$1,335	$7,673
Accounts receivable net of allowance of $9,123 and $7,906	98,659	36,952
Inventory	67,995	22,839
Loan to employee	30,000	—
Prepaid expenses	76,664	—
Total current assets	274,653	67,464

NON-CURRENT ASSETS
Property and equipment, net	—	461
Intangible assets, net	—	1,099,036
Total non-current assets	—	1,099,497

Total assets	$274,653	$1,166,961

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Derivative liability	$—	$30,766
Accounts payable	92,751	67,305
Deferred revenue	368,864	380,397
Due to related party	20,740	—
Note payable - other	86,294	5,000
Credit line payable - related party	388,000	—
Accrued expenses and other current liabilities	126,697	194,025
Convertible notes payable - related party	—	25,908
Patent payable	—	2,500,000
Total current liabilities	1,083,346	3,203,401

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of June 30, 2015 and 2014, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of June 30, 2015 and 2014, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 6,998,676 and 5,623,676 shares issued and outstanding on June 30, 2015 and 2014, respectively	700	562
Additional paid-in capital	12,576,891	12,203,981
Stock to be issued	28,000	—
Accumulated deficit	(13,414,285)	(14,240,984)
Total stockholders' deficit	(808,693)	(2,036,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$274,653	$1,166,961

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Consolidated Statements of Operations

	For the year ended June 30,
	2015	2014
Revenue	$1,147,099	$1,153,693
Cost of revenue	366,702	324,503
Gross profit	780,397	829,190

Operating expenses
Selling expense	305,738	212,133
General and administrative	987,035	1,695,423
Total operating expenses	1,292,773	1,907,556
Loss from operations	(512,376)	(1,078,366)

Other (income) expenses
Change in fair value of derivative instrument	11,335	(1,514,947)
Gain from termination of patent agreement	(1,476,196)	—
Interest expense - related party	8,436	22,320
Interest expense	117,350	189,220
Total other income	(1,339,075)	(1,303,407)

Income before income tax	826,699	225,041
Income tax provision	—	—
Net income	$826,699	$225,041

Net income per common share - basic and diluted	$0.13	$0.06
Weighted average number of common shares - basic and diluted	6,206,090	3,787,467

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Consolidated Statements of Stockholders’ Deficiency

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock to	Additional Paid-in	Deficit	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	be issued	Capital	Accumulated	Deficit
Balance at June 30, 2013	688	$—	9,938	$1	1,696,813	$170	$—	$9,127,788	$(14,466,025)	$(5,338,066)
Conversion of convertible notes to Common Stock	—	—	—	—	2,123,930	212	—	314,607	—	314,819
Common Stock issued for repayment of Note payable - related party	—	—	—	—	36,250	4	—	28,996	—	29,000
Issuance of common stocks for services	—	—	—	—	1,543,669	154	—	994,294	—	994,448
Forgiveness of credit line	—	—	—	—	—	—	—	618,844	—	618,844
Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	—	—	—	—	—	—	—	909,918	—	909,918
Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	—	—	—	—	—	—	—	107,656	—	107,656
Stock issued for cash	—	—	—	—	123,014	12	—	76,888	—	76,900
Stock issued for payment of interest	—	—	—	—	100,000	10	—	24,990	—	25,000
Net income	—	—	—	—	—	—	—	—	225,041	225,041
Balance at June 30, 2014	688	—	9,938	1	5,623,676	562	—	12,203,981	(14,240,984)	(2,036,440)
Net income	—	—	—	—	—	—	—	—	826,699	826,699
Issuance of common stocks for services	—	—	—	—	1,375,000	138	28,000	304,901	—	333,039
Forgiveness of convertible note - related party	—	—	—	—	—	—	—	25,908	—	25,908
Derivative liability classified to additional paid-in capital upon forgiveness of related convertible notes	—	—	—	—	—	—	—	42,101	—	42,101
Balance at June 30, 2015	688	$—	9,938	$1	6,998,676	$700	$28,000	$12,576,891	$(13,414,285)	$(808,693)

See accompanying notes to the consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

Consolidated Statements of Cash Flows

	For the year ended June 30,
	2015	2014
Net income	$826,699	$225,041
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for services	284,370	994,448
Common stock issued for interest	—	25,000
Change in fair value of derivative instrument	11,335	(1,514,947)
Write-off of patent	(1,476,197)	—
Amortization of patent	75,233	78,503
Non-cash interest expense	—	28,991
Bad debt expense	1,217	7,906
Inventory markdown	2,856	—
Depreciation	461	5,253
Change in operating assets and liabilities
Accounts receivable	(62,924)	(33,249)
Inventory	(48,012)	3,297
Prepaid expense	(27,995)	32,661
Accounts payable	25,446	(4,318)
Accrued expenses and other current liabilities	(67,328)	20,524
Deferred revenue	(11,533)	105,206
Net Cash Used in Operating Activities	(466,372)	(25,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to employee	(30,000)	—
Net Cash Used in Investing Activities	(30,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - other	81,294	5,000
Proceeds from issuance of common stock	—	22,500
Proceeds from credit line - related party	388,000	—
Advance from related party	20,740	—
Net Cash Provided By Financing Activities	490,034	27,500

NET INCREASE (DECREASE) IN CASH	(6,338)	1,816

CASH AT BEGINNING OF YEAR	7,673	5,857

CASH AT END OF YEAR	$1,335	$7,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$113,250	$125,000

Cash paid for income taxes	$—	$—

Conversion of convertible notes to common stock	$—	$314,819

Common Stock issued for repayment of Note payable - related party	$—	$29,000

Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	$—	$909,918

Issuance of common stock previously classified as stock to be issued	$—	$54,400

Forgiveness of credit line payable classified to additional paid in capital	$—	$618,844

Convertible note - related party and related derivative liability classified to additional paid in capital upon forgiveness	$68,009	$—

Stock issued for services record as prepaid expenses	$48,669	$—

Accrued interest and debt discount classified to additional paid-in capital upon conversion and forgiveness of debt	$—	$107,656

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company recorded inventory markdown of $2,856 and $0 for the year ended June 30, 2015 and 2014, respectively.

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

Patent

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2015 and 2014.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and 2014.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, are the only financial liability measured at fair value on a recurring basis. (See Note 9)

Income Taxes

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

Cash flows reporting

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In April 2015, the FASB updated the guidance within ASC 835, Interest. The update provides guidance on simplifying the presentation of debt issuance cost. The amendments require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact on its consolidated financial statements.

There were no other recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations

NOTE 3   GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has working capital deficit of $808,693, did not generate cash from its operations, had stockholders’ deficit of $808,693 and had operating losses for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) to be effective July 31, 2008. The Company was obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% to be payable monthly, commencing on July 31, 2008. The seller will reacquire all patents and applications if payment was not made on June 30, 2012. This agreement had been extended quarterly since June 30, 2012.

The patent was amortized over its estimated useful life. Amortization of patent aggregated $75,233 and $78,503 for the year ended June 30, 2015 and 2014 respectively.

In June 2015, the Agreement was terminated. The loan payable of $2,500,000 and unamortized balance of intangible asset of $1,023,804 were written off and a gain of $1,476,196 was recorded upon termination of the Agreement. The Company subsequently signed a new agreement with patent holder on November 18, 2015. Based on the new agreement,  the company has the ability to order and sell the MediPendant® product utilizing the patent and pay $25 per unit purchased for license fee.

Patent, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2015	June 30, 2014
Patent	$—	$2,500,000
Less: accumulated amortization	—	(1,400,964)
	$—	$1,099,036

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents accrued expenses and other current liabilities.

	June 30, 2015	June 30, 2014
Accrued expenses	$114,397	$181,725
Other current liabilities	12,300	12,300
Total	$126,697	$194,025

NOTE 6 - CREDIT LINE – RELATED PARTY

On January 6, 2012, the Company and Biotech Development Group, LLC. (“Biotech”), a shareholder, entered into a credit line agreement (“Credit Line Agreement”), pursuant to which, Biotech agreed to give the Company a line of credit to borrow up to $500,000. The principal balance is due on December 31, 2012. This credit line bears interest at 8% per annum and due quarterly. On May 18, 2012, the credit line was increased to $750,000. On June 11, 2013, the due date of the credit line was extended to December 31, 2014. The Company recorded interest expense on the credit line of $22,320 for the year ended June 30, 2014. On December 10, 2013, the balance of credit line, including accrued interest, was forgiven. Since the credit line is from a related party, the amount forgiven was recorded in additional paid-in capital. (See Note 8)

On September 30, 2014, the Company entered into a line of credit with a company, which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $8,436 for the year ended June 30 ,2015.

MEDICAL ALARM CONCEPTS HOLDING, INC.

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

During the year ended June 30, 2014, convertible notes with total face amount of $314,819 were converted pursuant to Global Settlement Agreement. (See Note 8)

On November 2, 2014, the holder of convertible note informed the Company that it will no longer be seeking repayment of $25,908. Since the holder of convertible note was a related party, the Company recorded the forgiveness of the debt and related derivative liability as additional paid-in capital.

The following table summarizes the convertible promissory notes movement of fiscal 2015 and 2014:

Balance at June 30, 2013	$340,727
Issued	—
Converted	(314,819)
Total	25,908
Less: debt discount	—
Balance at June 30, 2014	25,908
Forgiveness	(25,908)
Balance at June 30, 2015	$—

NOTE 8 – STOCKHOLDERS’ EQUITY

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 26, 2014, the Company issued 100,000 shares of common stock to a patent holder for payment of interest. (See Note 4)

During fiscal year ended June 30, 2015, 1,375,000 shares were issued as compensation to service providers, which were valued at fair market value on the date of issuance and amortized over service period on a straight-lined basis.

NOTE 9 - DERIVATIVE LIABILITY AND FAIR VALUE

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

During the year ended June 30, 2015, the balance of convertible notes, $25,908, were forgiven (See Note 7) The fair value of derivative liability at the date of forgiveness was added to additional paid-in capital.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTE PAYABLE –OTHER

Note payable - Other consists of the following:	As of June 30,
	2015	2014
Celtic Bank	$15,690	$—
On Deck Capital, Inc.	70,604	—
A vendor	—	5,000
	$86,294	$5,000

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

In June 2015, the company obtained a loan of $75,000 from On Deck Capital, Inc. with interest at 55% per annual and due on June 2, 2016.

During the year ended June 30, 2015, the Company obtained various loans from Celtic Bank with interest rate from 1% to 2.75% per month and due in six months from the borrowing date.

NOTE 11 - RELATED PARTY TRANSACTIONS

Interest expenses for credit line were $8,436 and $22,320 for the years ended June 30, 2015 and 2014, respectively, zero amount was paid during the years ended June 30, 2015 and 2014. (See Note 6)

On December 10, 2013, the Company issued 1,493,669 shares of common stock to management team per Global Settlement Agreement. (See Note 8)

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

On September 30, 2014, the Company entered into a line of credit with Medi Pendant of New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018.

On November 2, 2014, the holder of convertible note informed the Company that it will no longer be seeking repayment of $25,908. Since the holder of convertible note was a related party, the Company recorded the forgiveness of the debt and related derivative liability as additional paid-in capital.

On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. As of June 30, 2015, outstanding balance under the line of credit was $388,000. The company also agreed to issue 200,000 shares of common stock to one of the owner of MNY to exchange for the increase of line of credit. These shares were value at the market value of $28,000 which was the fair market value at the grant date and recorded as shares to be issued since those share were issued in the subsequent period.

During the year ended June 30, 2015, the Company’s CEO advanced $20,740 to the Company. The amount is non-interest bearing and due on demand.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended June 30, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Year ended June 30,
	2015	2014
U.S. federal statutory rate	34.00%	34.00%
State income tax, net of federal benefit	9.99%	9.99%
Permeant difference – change in fair value of derivative instrument and non-cash interest expense	0.60%	(296.14%)
Change in valuation allowance	(49.59)%	252.15%
Income tax provision (benefit)	0.00%	0.00%

The benefit for income tax is summarized as follows:

	Year ended June 30,
	2015	2014
Federal:
Current	$—	$—
Deferred	284,932	438,568
State and local:
Current	—	—
Deferred	83,720	128,862
Change in valuation allowance	(368,652)	(567,430)
Income tax provision (benefit)	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2015 and 2014 are as follows:

	As of June 30,
	2015	2014
Net operating losses carried forward	$4,416,080	$4,784,732
Less: valuation allowance	(4,416,080)	(4,784,732)
Deferred tax assets	$—	$—

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, the Company had approximately $ 10 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 13 - CONCENTRATION AND CREDIT RISK

Sales to one customer accounted for approximately 19% and 19% of the Company’s revenue for the year ended June 30, 2015 and 2014, respectively.

The Company had only two and one supplier during the years ended June 30, 2015 and 2014, respectively.

NOTE 14 – SUBSEQUENT EVENT

On October 19, 2015, the Company issued 400,000 to two consultants for services performed per consulting agreements and 200,000 shares to one of the owner of MNY for compensation of increasing the line of credit to $500,000.