Form 10-Q
period 2015-09-30
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2016-01-06
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2015
Common Stock, $0.0001 par value per share	7,598,676 shares

PART	I. FINANCIAL INFORMATION
Item 1. Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	June 30, 2015

ASSETS
CURRENT ASSETS
Cash	$4,850	$1,335
Accounts receivable net of allowance of $2,009 as of September 30, 2015 and $9,123 as of June 30, 2015	140,707	98,659
Inventory	37,931	67,995
Loan to employee	30,000	30,000
Prepaid expenses	67,565	76,664
Total current assets	281,053	274,653

Total assets	$281,053	$274,653

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$113,353	$92,751
Deferred revenue	361,392	368,864
Due to related party	11,703	20,740
Note payable - other	99,649	86,294
Credit line payable - related party	392,500	388,000
Accrued expenses and other current liabilities	168,529	126,697
Total current liabilities	1,147,126	1,083,346

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of September 30 and June 30, 2015, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of September 30 and June 30, 2015, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 6,998,676 shares issued and outstanding as of September 30 and June 30, 2015, respectively	700	700
Additional paid-in capital	12,576,891	12,576,891
Common stock to be issued	148,000	28,000
Accumulated deficit	(13,591,665)	(13,414,285)
Total stockholders' deficit	(866,073)	(808,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$281,053	$274,653

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2015	2014
Revenue	$328,946	$271,004
Cost of revenue	138,924	61,915
Gross profit	190,022	209,089

Operating expenses
Selling expense	32,933	60,380
General and administrative	316,070	153,756
Total operating expenses	349,003	214,136
Loss from operations	(158,981)	(5,047)

Other expenses
Change in fair value of derivative instrument	—	19,431
Interest expense - related party	6,349	—
Interest expense	12,050	37,515
Total other expenses	18,399	56,946

Loss before provision for income tax	(177,380)	(61,993)
Income tax provision	—	—
Net loss	$(177,380)	$(61,993)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)
Weighted average number of common shares - basic and diluted	6,998,676	5,628,625

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2015	2014
Net loss	$(177,380)	$(61,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of common stock issued for services	106,703	1,750
Change in fair value of derivative instrument	—	19,431
Amortization of patent	—	19,626
Depreciation	—	461
Change in operating assets and liabilities
Accounts receivable	(42,048)	26,120
Inventory	30,064	(516)
Prepaid expense	22,396	(50,000)
Accounts payable	20,602	(412)
Accrued expenses and other current liabilities	41,832	(23,546)
Deferred revenue	(7,472)	(11,051)
Net cash used in operating activities	(5,303)	(80,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment for) note payable - other	13,355	(5,000)
Proceeds from credit line - related party	4,500	86,000
Repayment to related party	(9,037)	—
Net cash provided by financing activities	8,818	81,000

NET INCREASE IN CASH	3,515	870

CASH AT BEGINNING OF PERIOD	1,335	7,673

CASH AT END OF PERIOD	$4,850	$8,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$—	$31,250
Cash paid for income taxes	$—	$—
Stock issued for services record as prepaid expenses	$120,000	$—

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

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. (a) The consolidated balance sheet as of June 30, 2015, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of September 30, 2015.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of September 30, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. We have no financing assets or liabilities measured at fair value on a recurring basis.

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

Recent Accounting Pronouncements

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the new revenue standard by one year, which will make it effective for the Company in the first quarter of its fiscal year ending June 30, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on its financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

As reflected in the accompanying consolidated financial statements, as of September 30, 2015, the Company has working capital deficit of $866,073; did not generate significant cash from its operations; had stockholders’ deficit of $866,073 and had operating loss for prior two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	LOAN TO EMPLOYEE

On December 4, 2014, the Company loaned $30,000 to an employee of the Company. This loan is non-interest bearing and due on December 31, 2015. The employee pledged 60,000 shares of the Company’s common stock as collateral. On December 28, 2015, the due date of this loan was extended to December 31, 2016.

5.	CREDIT LINE – RELATED PARTY

On September 30, 2014, the Company entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $6,349 for the quarter ended September 30, 2015.

The company agreed to issue 200,000 shares of common stock to one of the owner of MNY to exchange for the increase of line of credit. These shares were value at $28,000 which was the fair market value at the grant date and recorded as shares to be issued since those share were issued in October 19, 2015. (See Note 10)

6.	NOTE PAYABLE - OTHER

Note payable - Other consists of the following:

		As of	As of
		September 30, 2015	June 30, 2015
a	Celtic Bank	$17,771	$15,690
b	On Deck Capital, Inc.	54,475	70,604
c	First US Funding	27,403	—
		$99,649	$86,294

a.	The Company obtained various Loans from Celtic Bank with interest rate from 1% to 2.75% per month and due in six months from the borrowing date. For outstanding balance as of September 30, 2015, $1,653 will be due in October 2015, $2,918 will be due in November 2015 and $13,200 will be due in March 2016.

b.	In June 2015, the company obtained a loan of $75,000 from On Deck Capital, Inc. with interest at 55% per annual and matures on June 2, 2016.

c.	On September 3, 2015, the Company entered into purchase agreement with First US Funding, an unrelated financing company, in the amount of $42,600 less an original discount of 12,600 for net proceeds of $30,000. Under the terms of the agreement the Company sells, assigns, and transfers to First US Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and First US Funding have agreed that the payment of the purchase amount will be repaid by the Company in 126 payments of $338 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 147%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. As of September 30, 2015, the Company had made all required payments of $338 due each business.

7.	STOCKHOLDERS EQUITY

During the quarter ended September 30, 2015, the company agreed to issue 400,000 shares of common stock to two consultants for services per consulting agreements. Those shares were valued of $120,000 at fair market value and recorded as stock to be issued in shareholders’ deficit, which were amortized over the service period. Those shares were issued on October 19, 2015. (See Note 10)

8.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended September 30, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Three months ended September 30,
	2015	2014
U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Permanent difference	—	13.79%
Change in valuation allowance	43.99%	30.20%
Income tax provision (benefit)	0.00%	0.00%

The benefit for income tax is summarized as follows:

	Three months ended September 30,
	2015	2014
Federal:
Current	$—	$—
Deferred	(60,309)	(14,471)
State and local:
Current	—	—
Deferred	(17,720)	(4,252)
Change in valuation allowance	78,029	18,723
Income tax provision (benefit)	$—	$—

As of September 30, 2015, the Company had approximately $10 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

9.	CONCENTRATIONS

The Company had only one supplier during the three months ended September 30, 2015 and 2014, respectively.

10.	SUBSEQUENT EVENTS

On October 19, 2015, the Company issued 400,000 shares to two consultants for services performed per consulting agreements and 200,000 shares to one of the owner of MNY for compensation of increasing the line of credit to $500,000.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and three months ended September 30, 2015 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended September 30, 2015 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

In June 2015, the Company made a decision to terminate its patent agreement with Nevin Jenkins, the patent holder. Mr. Jenkins and the Company agreed to a new revised licensing agreement whereby the company still has the ability to order product utilizing the patent. The company feels that the old agreement was too costly, and money would be better served based on its decision of investing in more cellular type mPERS devices. Its new agreement with Mr. Jenkins will enable the Company to continue selling the MediPendant® based on a cost plus structure.

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $866,073, did not generate significant cash from its operations, had stockholders’ deficit of $866,073 and had operating loss for prior three years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended September 30, 2015 and 2014

Net Sales

Net sales generated during the quarters ended September 30, 2015 and 2014 were $328,946 and $271,004, respectively; representing a 21% or $57,942 increase, resulting from a change in strategic business direction toward more widespread product distribution and away from reliance on only a few resellers and distributors. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended September 30, 2015 and 2014, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended September 30, 2015 and 2014 were $138,924 and $61,915, respectively, representing a 124% or $77,009 increase. The increase in cost of sales was mainly due to the Company’s new product iHelp and its sales method of selling equipment to other dealers, thereby increasing revenues but decreasing sales margins.

Gross Profit

Gross profit generated during quarters ended September 30, 2015 and 2014 was $190,022 and $209,089, respectively. The gross profit margin for quarters ended September 30, 2015 and 2014 was 58% and 77%, respectively. The decrease in gross profit margin was mainly due to more revenue generated from the sales of its new product iHelp directly to other dealers, which has lower gross profit margin.

General and Administrative

General and administrative expenses for quarters ended September 30, 2015 and 2014 were $316,070 and $153,756, respectively; representing 106% or $162,314 increase in general and administrative expense mainly due to common stock issuance for services and increased salary amount in the quarter ended September 30, 2015.

Selling Expenses

Selling expenses incurred during quarters ended September 30, 2015 and 2014 were $32,933 and $60,380, respectively. The $27,447 or 45% decrease was mainly due to the reduced amount of marketing expenses charged by Costco.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated expense of $19,431 during quarters ended September 30, 2014. The Company didn’t have any derivative liabilities during the quarter ended September 30, 2015.

Interest expense-related party

Interest expense-related party was $6,349 for the quarter ended September 30, 2015. There was no such expense for the same quarter in last year.

Interest Expense

Interest expense for the quarter ended September 30, 2015 and 2014 was $12,050 and $37,515, respectively. The $25,465 or 68% decrease in interest expense was mainly due to the termination of patent loan agreement.

Net Loss

Net loss incurred during quarter ended September 30, 2015 and 2014 was $177,380 and $61,993, respectively. Change in net loss is due to the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2015 and June 30, 2015, we had $4,850 and $1,335 in cash, respectively.

During three months ended September 30, 2015 and 2014, our operating activities incurred net cash outflow of $5,303 and $80,130, respectively. Main reasons for the change in net cash used in operating activities were outlined below:

1.	Changes in fair value of derivative instrument during three months ended September 30, 2014 generated non-cash expense of $19,431; there was no transaction of similar nature during current period;
2.	During three months ended September 30, 2015 and 2014, amortization of common stock issued for services generated non-cash expense of $106,703 and $1,750, respectively.
3.	During three months ended September 30, 2015 and 2014, the decrease of deferred revenue generated cash outflow of $7,472 and $11,051, respectively;

4.	During three months ended September 30, 2015, the Company generated net cash inflow of $30,064 through decreasing of inventories; comparably during the same period of 2014, the purchasing of inventory generated net cash outflow of $516.
5.	During three months ended September 30, 2015 and 2014, the increase of accrued expenses and other current liabilities generated net cash inflow of $41,832; comparably during the same period of 2014, the decrease of accrued expenses and other current liabilities incurred net cash outflow of $23,546.

During three months ended September 30, 2015 and 2014, financing activities generated net cash inflow of $8,818 and $81,000, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During the three month ended September 30, 2015 and 2014, the Company received proceeds of $4,500 and $86,000 by obtaining a credit line from a company, which is partially owned by the Company’s CEO.
2.	During the three months ended September 30, 2015, the Company received proceeds, net of repayment, of $13,335 from other notes payables. During the same period last year, the Company paid $5,000 for note payable.

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

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2015. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

The specific material weakness identified by the Company’s management as of September 30, 2015 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition, or future results. During the three ended September 30, 2015, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	January 6, 2016	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	January 6, 2016	Director
Allen Polsky