Form 10-Q
period 2015-12-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2016-02-16
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2016
Common Stock, $0.0001 par value per share	7,878,676 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2015	June 30, 2015

ASSETS
CURRENT ASSETS
Cash	$5,124	$1,335
Accounts receivable net of allowance of $2,009 as of December 31, 2015 and $9,123 as of June 30, 2015	126,557	98,659
Inventory	51,387	67,995
Loan to employee	30,000	30,000
Prepaid expenses	4,550	76,664
Total current assets	217,618	274,653

Total assets	$217,618	$274,653

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$122,539	$92,751
Deferred revenue	341,909	368,864
Due to related party	16,820	20,740
Note payable - other	102,402	86,294
Loan payable	20,000	—
Credit line payable - related party	397,500	388,000
Accured expenses and other current liabilities	121,635	126,697
Total current liabilities	1,122,805	1,083,346

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of December 31 and June 30, 2015, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of December 31 and June 30, 2015, respectively	1	1
Common stock: $0.0001 par value; 20,000,000 shares authorized; 7,598,676 and 6,998,676 shares issued and outstanding as of December 31 and June 30, 2015, respectively	760	700
Additional paid-in capital	12,724,831	12,576,891
Stock to be issued	—	28,000
Accumulated deficit	(13,630,779)	(13,414,285)
Total stockholders' deficit	(905,187)	(808,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$217,618	$274,653

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Revenue	$342,686	$241,077	$671,632	$512,081
Cost of revenue	71,033	41,144	209,957	103,059
Gross profit	271,653	199,933	461,675	409,022

Operating expenses
Selling expense	19,999	69,504	52,932	129,884
General and administrative	269,284	211,958	585,354	365,714
Total operating expenses	289,283	281,462	638,286	495,598
Loss from operations	(17,630)	(81,529)	(176,611)	(86,576)

Other expenses (income)
Change in fair value of derivative instrument	—	(8,096)	—	11,335
Interest expense - related party	6,386	2,934	12,735	2,934
Interest expense	15,098	38,030	27,148	75,545
Total other expense	21,484	32,868	39,883	89,814

Loss before income tax	(39,114)	(114,397)	(216,494)	(176,390)
Income tax provision	—	—	—	—
Net loss	$(39,114)	$(114,397)	$(216,494)	$(176,390)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted average number of common shares - basic and diluted	7,474,763	5,623,679	7,238,020	5,623,679

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2015	2014
Net loss	$(216,494)	$(176,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	166,919	1,750
Change in fair value of derivative instrument	—	11,335
Amortization of patent	—	39,251
Depreciation	—	461
Change in operating assets and liabilities
Accounts receivable	(27,898)	22,479
Inventory	16,608	(97,655)
Prepaid expense	25,195	(42,482)
Accounts payable	29,788	26,536
Accrued expenses and other current liabilities	(5,062)	(11,728)
Deferred revenue	(26,955)	(16,559)
Net cash used in operating activities	(37,899)	(243,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to employee	—	(30,000)
Net cash used in investing activities	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment for) note payable - other	16,108	(5,000)
Proceeds from credit line - related party	9,500	275,000
Repayment to related party	(3,920)	—
Proceeds from loan payable	20,000	—
Net cash provided by financing activities	41,688	270,000

NET INCREASE (DECREASE) IN CASH	3,789	(3,002)

CASH AT BEGINNING OF PERIOD	1,335	7,673

CASH AT END OF PERIOD	$5,124	$4,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$—	$75,000
Cash paid for income taxes	$—	$—
Derivative liabilities classified to additional paid-in capital upon conversion of related convertible notes	$—	$42,101
Forgiveness of convertible notes	$—	$25,908

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

(Unaudited)

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of December 31, 2015.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of December 31, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable and patent payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

(Unaudited)

3.	GOING CONCERN

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, as of December 31, 2015, the Company has working capital deficit of $905,187; did not generate significant cash from its operations; had stockholders’ deficit of $905,187 and had operating loss for prior two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 30, 2014, the Company entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $6,386 and$12,735 for the three and six months ended December 31, 2015.

The company agreed to issue 200,000 shares of common stock to one of the owner of MNY to exchange for the increase of line of credit. These shares were value at $28,000 which was the fair market value at the grant date and were issued on October 19, 2015. (See Note 8)

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

(Unaudited)

6.	NOTE PAYABLE - OTHER

Note payable - Other consists of the following:

		As of December 31, 2015	As of June 30, 2015
a	Celtic Bank	$20,156	$15,690
b	On Deck Capital, Inc.	38,353	70,604
c	First US Funding	15,787	—
d	Knights Capital Funding	28,106	—
Total		$102,402	$86,294

a.	The Company obtained various Loans from Celtic Bank with interest rate from 1% to 2.75% per month and due in six months from the borrowing date. For outstanding balance as of December 31, 2015, $4,689 will be due in January 2016; $4,693 will be due in February 2016; $4,699 will be due in March 2016; $2,367 will be due in April 2016; $2,437 will be due in May 2016; and $1,271 will be due in June 2016.
b.	In June 2015, the company obtained a loan of $75,000 from On Deck Capital, Inc. with interest at 55% per annual and matures on June 2, 2016.
c.	On September 3, 2015, the Company entered into purchase agreement with First US Funding, an unrelated financing company, in the amount of $42,600 less an original discount of $12,600 for net proceeds of $30,000. Under the terms of the agreement the Company sells, assigns, and transfers to First US Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and First US Funding have agreed that the payment of the purchase amount will be repaid by the Company in 126 payments of $338 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 147%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments.
d.	On December 15, 2015, the Company entered into purchase agreement with Knight Capital Funding, an unrelated financing company, in the amount of $40,020 less an original discount of $11,020 for net proceeds of $29,000. Under the terms of the agreement the Company sells, assigns, and transfers to Knight Capital Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and Knight Capital Funding have agreed that the payment of the purchase amount will be repaid by the Company in 154 payments of $260 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 119%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

(Unaudited)

7.	LOAN PAYABLE

During the six months ended December 31, 2015, the Company received $20,000 loan from an unrelated individual. This loan is non-interest bearing and due on demand. On January 13, 2015, the Company issued 280,000 shares of common stock to repay the loan in full. (See Note 11)

8.	STOCKHOLDERS EQUITY

On October 19, 2015, the Company issued 400,000 shares to two consultants for services performed per consulting agreements and 200,000 shares to one of the owner of MNY for compensation of increasing the line of credit to $500,000. These shares were valued at $120,000 and $28,000, respectively, based on quoted market price at date of grant.

9.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended December 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Six months ended December 31,
	2015	2014
U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.00%	0.00%

The benefit for income tax is summarized as follows:

	Six months ended December 31,
	2015	2014
Federal:
Current	$—	$—
Deferred	(73,608)	(59,973)
State and local:
Current	—	—
Deferred	(21,628)	(17,621)
Change in valuation allowance	95,236	77,594
Income tax provision (benefit)	$—	$—

As of December 31, 2015, the Company had approximately $10 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

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

10.	CONCENTRATIONS

The Company had only one supplier during the three and six months ended December 31, 2015 and 2014, respectively.

11.	SUBSEQUENT EVENTS

On January 13, 2015, the Company issued 280,000 shares of common stock to repay the loan. (See Note 7)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and six months ended December 31, 2015 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and three months ended December 31, 2015 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $905,187, did not generate significant cash from its operations, had stockholders’ deficit of $905,187 and had operating loss for prior two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended December 31, 2015 and 2014

Net Sales

Net sales generated during the quarters ended December 31, 2015 and 2014 were $342,686 and $241,077, respectively; representing a 42% or $101,609 increase, resulting from a change in strategic business direction toward larger orders to dealers with its new product(s), and more widespread product distribution. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended December 31, 2015 and 2014, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during quarters ended December 31, 2015 and 2014 were $71,033 and $41,144, respectively, representing a 73% or $29,889 increase. The increase in cost of sales was mainly due to the Company’s new product iHelp and its sales method of selling equipment to other dealers, thereby increasing revenues and cost of sales.

Gross Profit

Gross profit generated during quarters ended December 31, 2015 and 2014 was $271,653 and $199,933, respectively. The gross profit margin for quarters ended December 31, 2015 and 2014 was 79% and 83%, respectively. The gross profit margin remains stable during both periods.

General and Administrative

General and administrative expenses for quarters ended December 31, 2015 and 2014 were $269,284 and $211,958, respectively; representing 27% or $57,326 increase in general and administrative expense mainly due to common stock issuance for services and increased salary amount in the quarter ended December 31, 2015.

Selling Expenses

Selling expenses incurred during quarters ended December 31, 2015 and 2014 were $19,999 and $69,504, respectively. The $49,505 or 71% decrease was mainly due to the reduced amount of marketing expenses charged by Costco.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $8,096 during quarter ended December 31, 2014. The Company didn’t have any derivative liabilities during the quarter ended December 31, 2015.

Interest expense-related party

Interest expense-related party was $6,386 and $2,934 for the quarters ended December 31, 2015 and 2014, respectively.

Interest Expense

Interest expense for the quarters ended December 31, 2015 and 2014 was $15,098 and $38,030, respectively. The $22,932 or 60% decrease in interest expense was mainly due to the termination of patent loan agreement.

Net Loss

Net loss incurred during quarters ended December 31, 2015 and 2014 was $39,114 and $114,397, respectively. Change in net loss is due to the reasons stated above.

Results of Operations for Six Months Ended December 31, 2015 and 2014

Net Sales

Net sales generated during the six months ended December 31, 2015 and 2014 were $671,632 and $512,081, respectively; representing a 31% or $159,551 increase, resulting from a change in strategic business direction toward more widespread product distribution to dealers. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the six months ended December 31, 2015 and 2014, net sales were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Sales

Cost of sales incurred during six months ended December 31, 2015 and 2014 were $209,957 and $103,059, respectively, representing a 104% or $106,898 increase. The increase in cost of sales was mainly due to the Company’s new product iHelp and its sales method of selling equipment to other dealers, thereby increasing revenues and as a result sales margins.

Gross Profit

Gross profit generated during six months ended December 31, 2015 and 2014 was $461,675 and $409,022, respectively. The gross profit margin for six months ended December 31, 2015 and 2014 was 69% and 80%, respectively. The decrease in gross profit margin was mainly due to more revenue generated from the sales of its new product iHelp directly to other dealers, which has lower gross profit margin.

General and Administrative

General and administrative expenses for six months ended December 31, 2015 and 2014 were $585,354 and $365,714, respectively; representing 60% or $219,640 increase in general and administrative expense mainly due to common stock issuance for services and increased salary amount in the six months ended December 31, 2015.

Selling Expenses

Selling expenses incurred during six months ended December 31, 2015 and 2014 were $52,932 and $129,884, respectively. The $76,952 or 59% decrease was mainly due to the reduced amount of marketing expenses charged by Costco.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated expense of $11,335 during six months ended December 31, 2014. The Company didn’t have any derivative liabilities during the six months ended December 31, 2015.

Interest expense-related party

Interest expense-related party was $12,735 and $2,934 for the six months ended December 31, 2015 and 2014, respectively.

Interest Expense

Interest expense for the six months ended December 31, 2015 and 2014 was $27,148 and $75,545, respectively. The $48,397 or 64% decrease in interest expense was mainly due to the termination of patent loan agreement.

Net Loss

Net loss incurred during six months ended December 31, 2015 and 2014 was $216,494 and $176,390, respectively. Change in net loss is due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2015 and June 30, 2015, we had $5,124 and $1,335 in cash, respectively.

During six months ended December 31, 2015 and 2014, our operating activities incurred net cash outflow of $37,899 and $243,002, respectively. Main reasons for the change in net cash used in operating activities were outlined below:

1.	Changes in fair value of derivative instrument during six months ended December 31, 2014 generated non-cash expense of $11,335; there was no transaction of similar nature during corresponding period current year;
2.	During six months ended December 31, 2015 and 2014, stock-based compensation generated non-cash expense of $166,919 and $1,750, respectively.
3.	During six months ended December 31, 2014, amortization of patent generated non-cash loss of $39,251; during the same period of current year, there was no accounting transaction of similar nature.
4.	During six months ended December 2015, the increase of accounts receivable generated net cash outflow of $27,898; during the comparable period of 2014, the recollection of accounts receivable generated net cash inflow of $22,479.
5.	During six months ended December 2015, the decrease of prepaid expense generated net cash inflow of $25,195; during the comparable period of 2014, the increase of prepaid expense generated net cash outflow of $42,482.
6.	During six months ended December 31, 2015 and 2014, the decrease of deferred revenue generated cash outflow of $26,955 and $16,559, respectively;
7.	During six months ended December 31, 2015, the Company generated net cash inflow of $16,608 through decreasing of inventories; comparably during the same period of 2014, the purchasing of inventory generated net cash outflow of $97,655.

During six months ended December 31, 2014, our investing activities incurred net cash outflow of $30,000 as the Company lent $30,000 to one of employees. There was no transaction in similar nature during same period of current year.

During six months ended December 31, 2015 and 2014, financing activities generated net cash inflow of $41,688 and $270,000, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During the six months ended December 31, 2015 and 2014, the Company received proceeds of $9,500 and $275,000 by obtaining a credit line from a company, which is partially owned by the Company’s CEO.
2.	During the six months ended December 31, 2015, the Company received proceeds, net of repayment, from other notes payable and generated cash inflow of $16,108; during the corresponding period of 2014, such activities generated cash outflow of $5,000 from other notes payables.
3.	During the six months ended December 31, 2015, the Company received proceeds of $20,000 from an unrelated individual; there was no transaction of similar nature during corresponding period last year.

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

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of December 31, 2015. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

The specific material weakness identified by the Company’s management as of December 31, 2015 are described as follows:

  The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed
  The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

  TWe are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition, or future results. During the six months ended December 31, 2015, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	February 16, 2016	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	February 16, 2016	Director
Allen Polsky

-22-