Form 10-Q
period 2016-03-31
MEDICAL ALARM CONCEPTS HOLDINGS INC
filed 2016-05-16
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2016
Common Stock, $0.0001 par value per share	7,878,676 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	June 30, 2015

ASSETS
CURRENT ASSETS
Cash	$134,088	$1,335
Accounts receivable net of allowance of $12,646 as of March 31, 2016 and $9,123 as of June 30, 2015	85,187	98,659
Inventory	62,767	67,995
Loan to employee	30,000	30,000
Prepaid expenses	193,937	76,664
Total current assets	505,979	274,653
Total assets	$505,979	$274,653

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$57,117	$92,751
Deferred revenue	326,589	368,864
Due to related party	1,675	20,740
Note payable - other	46,581	86,294
Derivative liabilities	116,835	—
Convertible notes payable, net of discount	371,903	—
Accrued expenses and other current liabilities	140,586	126,697
Total current liabilities	1,061,286	695,346

LONG-TERM LIABILITIES
Credit line payable - related party	397,500	388,000

TOTAL LIABILITIES	1,458,786	1,083,346

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	1	1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized, 1,388,890 and nil issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	139	—
Common stock: $0.0001 par value; 400,000,000 shares authorized; 7,878,676 and 6,998,676 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	788	700
Additional paid-in capital	12,823,949	12,576,891
Stock to be issued	—	28,000
Accumulated deficit	(13,777,684)	(13,414,285)
Total stockholders' deficit	(952,807)	(808,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$505,979	$274,653

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Revenue	$325,095	$279,627	$996,727	$791,708
Cost of revenue	91,470	124,490	301,427	227,549
Gross profit	233,625	155,137	695,300	564,159

Operating expenses
Selling expense	69,768	107,835	122,700	237,719
General and administrative	353,896	225,337	939,250	591,051
Total operating expenses	423,664	333,172	1,061,950	828,770
Loss from operations	(190,039)	(178,035)	(366,650)	(264,611)

Other (income)/expenses
Change in fair value of derivative instrument	(82,057)	—	(82,057)	11,335
Interest expense - related party	6,643	5,487	19,378	8,421
Interest expense - other	32,280	37,910	59,428	113,455
Total other (income)/expenses	(43,134)	43,397	(3,251)	133,211

Loss before income tax	(146,905)	(221,432)	(363,399)	(397,822)
Income tax provision	—	—	—	—
Net loss	$(146,905)	$(221,432)	$(363,399)	$(397,822)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	7,838,679	5,628,679	7,435,915	5,628,661

See accompanying notes to these unaudited consolidated financial statements.

MEDICAL ALARM CONCEPTS HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2016	2015
Net loss	$(363,399)	$(397,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	166,919	1,750
Change in fair value of derivative instrument	(82,057)	11,335
Amortization of debt discount	25,080	—
Amortization of patent	—	58,877
Depreciation	—	460
Change in operating assets and liabilities
Accounts receivable	13,472	19,276
Inventory	5,228	(91,151)
Prepaid expense	(164,192)	(18,350)
Accounts payable	(35,634)	57,616
Accrued expenses and other current liabilities	13,889	27,832
Deferred revenue	(42,275)	(36,651)
Net cash used in operating activities	(462,969)	(366,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to employee	—	(30,000)
Net cash used in investing activities	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes issued	612,500	—
Repayment for note payable - other	(39,713)	(5,000)
Proceeds from credit line - related party	—	396,608
Repayment to related party	(19,065)	—
Sales of common stock	20,000	—
Proceeds from warrants exercised	12,500	—
Net cash provided by financing activities	586,222	391,608

NET INCREASE (DECREASE) IN CASH	123,253	(5,220)

CASH AT BEGINNING OF PERIOD	1,335	7,673

CASH AT END OF PERIOD	$124,588	$2,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$34,348	$106,000
Cash paid for income taxes	$—	$—
Derivative liabilities classified to additional paid-in capital upon conversion of related convertible notes	$—	$42,101
Forgiveness of convertible notes	$—	$25,908

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

Certificate of Amendment

On May 3, 2016, the Company filed a Certificate of Amendment (the “Amendment”) to its Articles of Incorporation, as amended, to increase the total number of shares of authorized capital stock to 410,000,000 shares consisting of (i) 400,000,000 shares of Common Stock and (ii) 10,000,000 shares of Preferred Stock with such rights and preferences as determined by the Company’s Board of Directors. The Amendment was approve d by written consent of the Company’s shareholder holding a majority of the Company’s voting capital stock on March 15, 2016.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company determined that there was no inventory obsolescence as of March 31, 2016.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of March 31, 2016.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016.

The derivative liability in connection with the conversion feature of the convertible debt and warrants is classified as a level 3 liability, and is the only financial liability measured at fair value on a recurring basis.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	GOING CONCERN

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, as of March 31, 2016, the Company has a working capital deficit of $555,307; did not generate significant cash from its operations; had a stockholders’ deficit of $952,807 and had operating loss for prior two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

5.	DUE TO RELATED PARTY

Due to related party consists of advances from company’s Chief Executive Officer. The amount is non-interest bearing and due on demand.

6.	CREDIT LINE – RELATED PARTY

On September 30, 2014, the Company entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $19,378 and $8,421 for the nine months ended March 31, 2016 and 2015; $6,643 and $5,487 for the three months ended March 31, 2016 and 2015, respectively.

The company agreed to issue 200,000 shares of common stock to one of the owners of MNY to exchange for the increase of line of credit. These shares were value at $28,000 which was the fair market value at the grant date and were issued on October 19, 2015. (See Note 10)

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	NOTE PAYABLE - OTHER

Note payable - Other consists of the following:

		As of March 31, 2016	As of June 30, 2015
a	Celtic Bank	$6,692	$15,690
b	On Deck Capital, Inc.	17,021	70,604
c	First US Funding	—	—
d	Knights Capital Funding	22,868	—
Total		$46,581	$86,294

a. The Company obtained various Loans from Celtic Bank with interest rates ranging from 1% to 2.75% per month and due in six months from the borrowing date.

b. In June 2015, the company obtained a loan of $75,000 from On Deck Capital, Inc. with interest at 55% per annual and matures on June 2, 2016.

c. On September 3, 2015, the Company entered into purchase agreement with First US Funding, an unrelated financing company, in the amount of $42,600 less an original discount of 12,600 for net proceeds of $30,000. Under the terms of the agreement the Company sells, assigns, and transfers to First US Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and First US Funding have agreed that the payment of the purchase amount will be repaid by the Company in 126 payments of $338 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 147%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. The loan was paid off on March 31, 2016.

d. On December 15, 2015, the Company entered into a purchase agreement with Knight Capital Funding, an unrelated financing company, in the amount of $40,020 less an original discount of $11,020 for net proceeds of $29,000. Under the terms of the agreement the Company sells, assigns, and transfers to Knight Capital Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and Knight Capital Funding have agreed that the payment of the purchase amount will be repaid by the Company in 154 payments of $260 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 119%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	CONVERTIBLE NOTES PAYABLE

On March 1, 2016 and March 3, 2016, the Company closed the private placement and received an aggregate of $612,500 by issuing $660,000 and $13,750 unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per the subscription agreements. The convertible notes bear no interest and due in one year from the date of issuance. The convertible notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.01 per share. Warrants were issued to purchase 6,804,172 shares of Series C Convertible Preferred Stock at $0.09 per share. The conversion and warrant exercise prices are subject to certain price adjustment terms.

The Company is prohibited from effecting a conversion of convertible notes and the Preferred C Shares to the extent that, as a result of such conversion, such Investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred C Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period.

The following table summarizes the convertible notes movement:

Balance at June 30, 2015	$—
Convertible notes issued	673,750
Convertible notes converted	—
Total	673,750
Less: debt discount	(301,847)
Balance at March 31, 2016	$371,903

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	WARRANTS AND DERIVATIVE LIABILITIES

On March 1, 2016 and March 3, 2016, pursuant to two subscription agreements (see note 8), the Company issued warrants to two investors to purchase 6,805,561 shares of Series C Convertible Preferred Stock at $0.09 per share. On March 1, 2016, one investor paid $12,500 to exercise warrants and purchased 138,889 shares of Series C Convertible Preferred Stock at $0.09 per share.

The Company has evaluated the application of ASC 815 Derivatives and Hedging and ASC 815-40-25 to the warrants to purchase Series C Convertible Preferred Stock issued with the Convertible Notes. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Change in fair value of derivative instrument” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

The fair value of the warrants underlying the convertible notes issued at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the convertible notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the convertible notes.

Significant assumptions used in calculating fair value of warrants and conversion feature of convertible notes at issuance date are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	382.27%	0.12%	As set forth by each convertible note and warrant	$ 0.01	0.17

Significant assumptions used in calculating fair value of outstanding warrants at March 31, 2016 are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	397.02%	0.12%	As set forth by each convertible note and warrant	$ 0.01	0.10

The following table provides a summary of the changes in fair value of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3):

Balance – June 30, 2015	$—
Issuances	265,676
Warrants exercised	(66,784)
Changes in fair value included in earnings	(82,057)
Balance – March 31, 2016	$116,835

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	STOCKHOLDERS EQUITY

On October 19, 2015, the Company issued 400,000 shares to two consultants for services performed per consulting agreements and 200,000 shares to one of the owners of MNY for compensation of increasing the line of credit to $500,000. These shares were valued at $120,000 and $28,000, respectively, based on the quoted market price at the date of grant.

On January 13, 2015, the Company issued 280,000 shares of common stock to an unrelated individual for $20,000.

11.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended March 31, 2016 and 2014 to the Company’s effective tax rate is as follows:

	Nine months ended March 31,
	2016	2015
U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.00%	0.00%

The benefit for income tax is summarized as follows:

	Nine months ended March 31,
	2016	2015
Federal:
Current	$—	$—
Deferred	(148,116)	(125,900)
State and local:
Current	—	—
Deferred	(43,520)	(36,992)
Change in valuation allowance	191,636	162,892
Income tax provision (benefit)	$—	$—

As of March 31, 2016, the Company had approximately $10 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

MEDICAL ALARM CONCEPTS HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12.	CONCENTRATIONS

The Company had only one supplier during the three and nine months ended March 31, 2016 and 2015, respectively.

13.	SUBSEQUENT EVENTS

Certificate of Amendment

On May 3, 2016, the Company filed a Certificate of Amendment (the “Amendment”) to its Articles of Incorporation, as amended, to increase the total number of shares of authorized capital stock to 410,000,000 shares consisting of (i) 400,000,000 shares of Common Stock and (ii) 10,000,000 shares of Preferred Stock with such rights and preferences as determined by the Company’s Board of Directors. The Amendment was approved by written consent of the Company’s shareholder holding a majority of the Company’s voting capital stock on March 15, 2016.

Private Placement

On April 21, 2016 (the “Closing Date”), the Company closed the sale of one unit for $400,000 (the “Unit”), pursuant to a subscription agreement (the “Subscription Agreement”) with an accredited investor (the “Investor”). The Unit consisted of (i) 400,000 shares of Series D Preferred Stock, par value $0.0001 per share (the “Preferred D Shares”). Each of the Preferred D Shares are convertible into 100 shares of the Company’s common stock, par value $0.0001 per share; and (ii) one warrant (the “Warrant”) to purchase 40,000,000 shares of Common Stock, $0.001 par value per share, at an exercise price of $0.01 per share, subject to adjustment, and expires three years from the date of issuance.

The Company is prohibited from effecting a conversion of the Preferred D Shares to the extent that, as a result of such conversion, such Investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred D Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

Common Stock Issuance

In May 2016, the Board of Directors approved to issue 37,500,000 shares of company’s common stock to the Company’s directors, employees and consultants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and six months ended March 31, 2016 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2016 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company's flagship product is called the MediPendant®, which is a personal emergency alarm that is used to summon help in the event of an emergency at home. Approximately 40% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit, indicating a significant decrease in the last few years. While MediPendant™ has found success by offering a product that has the speaker in the pendant that enables the user to simply speak and listen directly through the pendant in the event of an emergency, technological advances have increased the reliability, accuracy, and distribution of cellular type devices, also known as mPERS (mobile personal emergency response systems).

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

Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficit of $555,307, did not generate significant cash from its operations, had a stockholders’ deficit of $952,807 and had an operating loss for prior two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2016 and 2015

Revenue

Revenue generated during the quarters ended March 31, 2016 and 2015 were $325,095 and $279,627, respectively; representing a 16% or $45,468 increase, resulting from a change in strategic business direction toward larger orders to dealers with its new product(s), and more widespread product distribution. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the quarters ended March 31, 2016 and 2015, revenue were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Revenue

Cost of revenue incurred during quarters ended March 31, 2016 and 2015 were $91,470 and $124,490, respectively, representing a 27% or $33,020 decrease. The decrease in cost of revenue was mainly due to the Company’s new product iHelp and its sales method of selling equipment to other dealers, which has lower cost than products sold during the same period last year.

Gross Profit

Gross profit generated during quarters ended March 31, 2016 and 2015 was $233,625 and $155,137, respectively. The gross profit margin for quarters ended March 31, 2016 and 2015 was 72% and 55%, respectively. The increase of gross profit was the result of both increased revenue and decreased cost of revenue.

General and Administrative

General and administrative expenses for quarters ended March 31, 2016 and 2015 were $353,896 and $225,337, respectively; representing a 57% or $128,559 increase in general and administrative expense mainly due to the increase in salary and consulting fees.

Selling Expenses

Selling expenses incurred during quarters ended March 31, 2016 and 2015 were $69,768 and $107,835, respectively. The $38,067 or 35% decrease was mainly due to the reduced amount of marketing expenses charged by Costco.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $82,057 during quarter ended March 31, 2016. The Company didn’t have any derivative liabilities during the quarter ended March 31, 2015.

Interest expense-related party

Interest expense-related party was $6,643 and $5,487 for the quarters ended December 31, 2016 and 2015, respectively.

Interest Expense

Interest expense for the quarters ended March 31, 2016 and 2015 was $32,280 and $37,910, respectively. The $5,630 or 15% decrease in interest expense was mainly due to the termination of the patent loan agreement.

Net Loss

Net loss incurred during quarters ended March 31, 2016 and 2015 was $146,905 and $221,432, respectively. Change in net loss is due to the reasons stated above.

Results of Operations for Nine Months Ended March 31, 2016 and 2015

Revenue

Revenue generated during the nine months ended March 31, 2016 and 2015 were $996,727 and $791,708, respectively; representing a 26% or $205,019 increase, resulting from a change in strategic business direction toward more widespread product distribution to dealers. The Company believes this change in business direction will lead to stronger growth and margins and higher overall sales during future periods. During the nine months ended March 31, 2016 and 2015, revenue were generated from sales to distributors, resellers and from direct sales to consumers who pay the Company for monthly monitoring services.

Cost of Revenue

Cost of revenue incurred during nine months ended March 31, 2016 and 2015 were $301,427 and $227,549, respectively, representing a 32% or $73,878 increase. The increase in cost of revenue was mainly due to the increase of revenue.

Gross Profit

Gross profit generated during nine months ended March 31, 2016 and 2015 was $695,300 and $564,159, respectively. The gross profit margin for nine months ended March 31, 2016 and 2015 was 70% and 71%, respectively. The decrease in gross profit margin was mainly due to more revenue generated from the sales of its new product iHelp directly to other dealers, which has lower gross profit margin.

General and Administrative

General and administrative expenses for nine months ended March 31, 2016 and 2015 were $939,250 and $591,051, respectively; representing 59% or $348,199 increase in general and administrative expense mainly due to the increase of salary and consulting fees.

Selling Expenses

Selling expenses incurred during nine months ended March 31, 2016 and 2015 were $122,700 and $237,719, respectively. The $115,019 or 48% decrease was mainly due to the reduced amount of marketing expenses charged by Costco.

Change in Fair Value of Derivative Instrument

Change in fair value of derivative instrument generated income of $82,057 during nine months ended March 31, 2016; in contrast, changes in fair value of derivative instrument incurred expense of $11,335 during nine months ended March 31, 2015.

Interest expense-related party

Interest expense-related party was $19,378 and $8,421 for the nine months ended March 31, 2016 and 2015, respectively. The $10,957 or 130% increase was due to the increase in the credit line.

Interest Expense

Interest expense for the nine months ended March 31, 2016 and 2015 was $59,428 and $113,455, respectively. The $54,027 or 48% decrease in interest expense was mainly due to the termination of the patent loan agreement.

Net Loss

Net loss incurred during nine months ended March 31, 2016 and 2015 was $363,399 and $397,822, respectively. Change in net loss is due to the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2016 and June 30, 2015, we had $134,088 and $1,335 in cash, respectively.

During the nine months ended March 31, 2016 and 2015, our operating activities incurred net cash outflow of $462,969 and $366,828, respectively. The main reasons for the change in net cash used in operating activities are outlined below:

1.	Changes in fair value of derivative instrument during nine months ended March 31, 2016 generated non-cash income of $82,057; in contrast such changes incurred non-cash cost of $11,335 during same period of last year.
2.	During nine months ended March 31, 2016 and 2015, stock-based compensation generated non-cash expense of $166,919 and $1,750, respectively.
3.	During nine months ended March 31, 2015, amortization of patent generated non-cash loss of $58,877; during the same period of current year, there was no accounting transaction of similar nature.
4.	During nine months ended March 31, 2016, amortization of debt discount generated non-cash loss of $25,080; during the same period of last fiscal year, there was no accounting transaction of similar nature.
5.	During nine months ended March 31, 2016, the increase of prepaid expense generated net cash outflow of $164,192 and $18,350, respectively.
6.	During nine months ended March 31, 2016, the Company generated net cash inflow of $5,228 through decreasing of inventories; comparably during the same period of 2015, the purchasing of inventory generated net cash outflow of $91,151.

During nine months ended March 31, 2015, the Company lent $30,000 to one of our employees. There was no transaction in similar nature during same period of current year.

During nine months ended March 31, 2016 and 2015, financing activities generated net cash inflow of $595,722 and $391,608, respectively. The main reasons for the change in net cash provided by financing activities were outlined below:

1.	During the nine months ended March 31, 2016, the Company received proceeds of $612,500 through issuance of convertible notes; there was no transaction of similar nature during the same period of previous fiscal year.
2.	During the nine months ended March 31, 2016 and 2015, the Company received proceeds of $9,500 and $396,608 by obtaining a credit line from a company, which is partially owned by the Company’s CEO.
3.	During the nine months ended March 31, 2016 and 2015, the Company spent $39,713 and $5,000 for the repayment of other notes payables.
4.	During the nine months ended March 31, 2016, the Company received proceeds of $20,000 from an unrelated individual; there was no transaction of similar nature during corresponding period last year.
5.	During the nine months ended March 31, 2016, the Company received proceeds of $12,500 through exercise of warrants; there was no transaction of similar nature during the same period of previous fiscal year.
6.	During the nine months ended March 31, 2016, the Company made repayment of $19,065 to related party; there was no transaction of similar nature during the same period of previous fiscal year.

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

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2016. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

The specific material weakness identified by the Company’s management as of March 31, 2016 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	The Company is relatively inexperienced with certain complexities within USGAAP and SEC reporting.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2016. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition, or future results. During the nine months ended March 31, 2016, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

MEDICAL ALARM CONCEPTS HOLDING, INC.

(Registrant)

/s/ Ronnie Adams	May 16, 2016	Chief Executive Officer and Chief Financial Officer
Ronnie Adams		(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Allen Polsky	May 16, 2016	Director
Allen Polsky

-25-