Form 10-K
period 2016-06-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2016-10-13
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission file number 333-153290

WEARABLE HEALTH SOLUTIONS, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC OB quotation service, as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,812,095.

As of October 11, 2016, the registrant had 44,874,177 shares of common stock issued and outstanding, respectively.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2016

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

References herein to “we,” “us,” “our” or “the Company” refer to Wearable Health Solutions, Inc. and its subsidiaries.

ITEM 1. Business

General

Wearable Health Solutions, Inc. (f/k/a Medical Alarm Concepts Holding, Inc.) (the “Company” or “Wearable Health”) was formed in June 2008 and, on June 24, 2008 we acquired 100% of the membership interests in Medical Alarm Concepts, LLC, a Delaware limited liability corporation.

Overview

Our principal executive offices are located at 200 West Church Road, Suite B, King of Prussia, PA 19406, and our telephone number is (877) 639-2929. Our website addresses’ are www.medipendant.com, www.ihelpalarm.com and www. wearablehealthsolutions.com.

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

Our flagship product is called the MediPendant®, which is a personal emergency alarm that is used to summon help in the event of an emergency at home. Currently, approximately 60% of all medical alarms being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit. The MediPendant®, however, offers a product that has the speaker in the pendant, enabling the user to simply speak and listen directly through the pendant in the event of an emergency.

We also manufacture the iHelp™ mobile medical alarm device. The iHelp™ is a next-generation medical alarm that utilizes T-Mobile’s 2G network. Users of the iHelp™ mobile medical alarm can take the device with them wherever there is cellular service. There is no base station and the iHelp™ only requires a cellular signal in order to work.

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

We are in the process of discontinuing the iHelp™ and implementing a new product called the iHelp+ 3G™. The iHelp+ 3G™ is a cellular medical alert system that operates on a 3G network. In March 2016 and May 2016 the company raised an additional $612,500 and $425,000 to further develop the 3G product. Initially, it will be operating on the AT&T network (GSM - Global), and ultimately it will be able to operate on the Verizon (CDMA - USA) network as well. It is Bluetooth and Wi-Fi enabled. It has a much broader reach than the iHelp™, as well as additional functions, such as fall detection and geo-fencing (ability to pre-set an area and alert loved ones if the user leaves or enters the pre-set area). As of this date we have gained FCC, CE, and PTCRB approval. Expected product launch date is now Dec 2016.

It is planned that by the end of 2017the iHelp+3G™ will be used as the communication device for Low Energy Bluetooth 4.0-enabled devices, and used for collecting and sending vital sign data, in any requested manner, to encrypted HIPAA-compliant cloud servers for access by proper parties.

New Product Development

The design and development of wearable ‘biosensor’ devices, such as the iHelp+3G™ for health and wellness, has garnered much attention in the public and healthcare community during the last few years. This is primarily motivated by increasing healthcare costs and propelled by recent technology advances in miniature bio-sensing devices, micro-computing technology, and wireless communications. The advance of wearable sensor-based systems will potentially transform the future of “telehealth”, personal emergency response (PERS, mPERS) and remote monitoring, by enabling ubiquitous, convenient-to-use, cost-effective and proactive personal health management with real and near real-time monitoring and archiving of personal safety, health, and environmental conditions.

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

Wearable Health Solutions offers a wide range of solutions for the user from a simple at home medical alarm to a mobile device that enables the user to get help anywhere they go. With the introduction of the telehealth product by the end of 2017, users will be able to get help, before they even know they need it.

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

The most obvious and common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions, not only in case of an age or health related incident that requires immediate attention, but in which the victim is unable to reach out for assistance via traditional means, including the placement of a telephone call. While very few things can prevent falls by aged persons or other unforeseen medical emergencies, medical alarms mitigate the potential harm and expensive hospital stays done by initiating a timely response to such an incident. And tracking devices, like the iHelp+3G™ for wearable biosensors will be able to monitor people with pre-existing conditions.

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

Interestingly, as an approximation of the potential PERS market size in the United States, Lifeline Systems, Inc., the founder of the PERS industry in the U.S. approximately 35 years ago, served 250,000 users in the United States and Canada around the time frame of 1992. Today, Philips Medical Systems’ acquisition of Lifeline Medical Alarm has positioned it as the largest provider of traditional PERS systems with over 700,000 monitored accounts, implying that the total market size of users is likely much larger.

Sales and Marketing

The company’s marketing efforts are focused in four main areas, 1) Internet sales & marketing, 2) retail distribution, 3) wholesale distribution and 4) international markets.

Internet Sales & Marketing - the Company markets the MediPendant® through its website at www.MediPendant.com and its iHelp™ mobile medical alarm to dealers at www.ihelpalarm.com. Due to the complex sales process for medical alarms, which often require several phone calls among the end user customer’s family members before a decision is reached, the MediPendant®and iHelp™ websites are used mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives or one of our many dealers. The company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the websites, and initiate potential customer sales calls.

Retail Distribution - During 2012, the company announced its plans to promote the MediPendant® product utilizing an e-commerce marketing strategy program designed specifically for Costco Wholesale Corporation and its members. Costco began offering the MediPendant® to its customers via its website during the spring of 2012.

Wholesale Distribution - The Company currently has several relationships with wholesalers who resell the MediPendant® and the iHelp™ in conjunction with their own monitoring services. The company believes its relationships with its strategic partners is good. The company is currently in discussions with several other wholesale groups looking to distribute our products through their own independent channels. With the introduction of the iHelp+ 3G™, Wearable Health Solutions will be selling only through Wholesale Distribution and in International Markets.

International Markets – The Company also distributes its products in a wholesale manner to selected international markets. To date, the company has made sales in Denmark, Ireland, Bermuda, and the People’s Republic of China. There has recently been a lot of International interest in the company’s new iHelp+ 3G™, and the company plans to distribute its product initially in Canada and Europe, and expand from there.

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

MediPendant®

MediPendant® is the Company’s traditional medical alarm product and the world’s first monitored two-way voice speakerphone pendant for the PERS (personal emergency response) industry. It allows the user to speak and listen to the operator directly through the pendant. Wearable Health Solutions’ alarm pendant also offers superior range radio frequency capabilities and an enhanced communication range that enable the user to move freely in and about the home, including up to an extended range that is revolutionary in the PERS industry. Specifically, the MediPendant® system enables the device wearer to move up to 600+ feet (line of sight) away from the main base station, a distance that far exceeds competitive offerings on the market today that instead require the user to be within speaking distance of the base station box, a situation that may not be conducive to an emergency if the end user is not at the base station.

As part of the MediPendant® product offering, users receive Wearable Health Solutions’ two-way communication pendant, base station unit and a subscription to the Company’s around-the-clock personal response service monitoring center.

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

iHelp™

The company recently announced the launch of a new, advanced medical alarm device called the iHelp™. The iHelp™ is an advanced mobile medical alert system, designed to be easy to use, lightweight yet durable, but with significantly advanced features. The company has invested time, manpower, and money into the development and launch of this product. The iHelp™ has enhanced features and functions including an advanced GPS system, the ability to remotely locate a loved one, voice prompts, and a dealer portal that enables dealers to manage their own iHelp™ customer base. A significant amount of time was spent on the back end systems, including the dealer portal. iHelp™ dealers have significant benefits, most importantly the ease of use in ordering product, activating and deactivating customers, tracking their customer usage, and creating and printing a variety of reports. The iHelp™ dealer program is a turn-key program that offers the dealer the opportunity to provide his/her customers with the latest products without having to change his/her own “back end” systems. With the introduction of the new and greatly improved iHelp+ 3G™ unit, the iHelp™ will no longer be produced.

iHelp + ™ 3G

The iHelp+ 3G™ is currently in the final approval stage and is expected to be available to the marketplace by December 2016. The iHelp+ 3G™ is similar to the iHelp™ in that it is an mPERS product. However, the iHelp+ 3G™ will have more advanced features and functions, including the ability to detect if the wearer of the unit falls such as in the shower, have Geo-Fencing and Tracking ability, will operate on the “3G” networks, and be telehealth enabled via blue tooth low energy 4.0. The unit will have superior audio quality, an extended battery life, and will operate on GSM networks allowing for use with AT&T providers both domestically and internationally (with AT&T partners), therefore enabling extended coverage almost anywhere the user may go.

ITEM 1A. Risk Factors

As a small reporting company, we are not required to provide this information.

ITEM 1B. Unresolved Staff Comment

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

Part II

ITEM 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board system under the symbol “MDHI” since January 2, 2009. It is now quoted on the OTCQB under the symbol WHSI.

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

	High	Low
Fiscal 2016
First Quarter	$0.12	$0.08
Second Quarter	$0.49	$0.10
Third Quarter	$0.24	$0.03
Fourth Quarter	$0.19	$0.07

Fiscal 2015
First Quarter	$0.50	$0.30
Second Quarter	$0.47	$0.15
Third Quarter	$0.35	$0.10
Fourth Quarter	$0.17	$0.11

* Price Not available for Period

Holders

As of October 10, 2016, there were approximately 130 shareholders of record of our common shares.

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

Results of Operations

Revenue

Revenue generated during the years ended June 30, 2016 and 2015 were $1,295,524 and $1,147,099, respectively; representing a 13% or $148,425 increase in the year ended June 30, 2016 comparing with last year. This increase is due mainly to the sale of the iHelp 2G, the mPERS product that was introduced by us in early 2015 and is being sold only through dealer networks. The result of selling hardware to our dealers will help the company increase sales and margins, and decrease manpower.

Cost of Revenue

Cost of revenue incurred during years ended June 30, 2016 and 2015 were $395,862 and $369,558, respectively, representing a 7% or $26,304 increase in the year ended June 30, 2016 comparing with last year. The increase of cost of sales was consistent with the higher sales during the current fiscal year as compared with the previous fiscal year. During years ended June 30, 2016 and 2015, the Company charged $10,260 and $2,856 of markdown of inventory into cost of revenue.

Gross Profit

Gross profit generated during fiscal 2016 and 2015 was $899,662 and $777,541, representing 16% or $122,121 increase in the year ended June 30, 2016 compared with the year ended June 30, 2015. The gross profit margin for fiscal 2016 and 2015 were 69% and 68%, respectively. The increase of gross profit was the result increased sales resulting from the decision to distribute product directly to dealers.

Selling Expenses

Selling expenses incurred during fiscal 2016 and 2015 was $82,069 and $305,738, respectively, representing $223,669 or 73% decrease in the year ended June 30, 2016 comparing with last year. The decrease in selling expenses was mainly due to the reduced amount of marketing expenses charged by one of the vendors, and a reduction in sales commissions due to a change in business direction to distribute our products directly to dealers

General and Administrative

General and administrative expenses for fiscal 2016 and 2015 were $1,372,328 and $984,179 respectively, representing 39% or $388,149 increase in the year ended June 30, 2016 comparing with last year, mainly due to an increase in salary and consulting fees, and expenses associated with our new business plan to redirect our efforts to our new iHelp+3G mobile medical alert device.

On October 19, 2015, the Company issued 400,000 shares to two consultants for services performed per consulting agreements and 200,000 shares to one of the owners of MNY for compensation of increasing the line of credit to $500,000. These shares were valued at $120,000 and $28,000, respectively, based on the quoted market price at the date of grant. On January 13, 2015, the Company issued 280,000 shares of common stock to an unrelated individual for services he provided to the Company. Such shares were valued $20,000. As a result, during fiscal year ended June 30, 2016, the Company issued total amount of 880,000 shares, which were valued $168,000 for services.

During the year ended June 30, 2015, the Company issued 1,375,000 shares of common stock to consultants for services performed. Those shares were valued at $284,370 which was amortized over service period.

Research and Development

During fiscal year ended June 30, 2016 and 2015, the Company incurred research and development expenses of $32,400 and $0, respectively.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated $19,160 income during fiscal 2016; while expense generated from the changes in fair value of derivative instrument during 2015 was $11,335.

Interest Expense – Related Party

Interest expense-related party was $25,653 and $8,436 for the fiscal years ended June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense for fiscal 2016 and 2015 were $156,735 and $117,350, respectively. During fiscal 2016, the Company charged $79,374 amortization of debt discount into interest expense. On March 3, 2016, the Company issued convertible notes two to investors with total amount of $673,750, with original issuance discount of $40,832.

Gain from Termination of Patent Agreement

On July 10, 2008, the Company entered into a Purchase Agreement and Patent Assignment Agreement (the “Agreement”) effective July 31, 2008. The Company was obligated to pay the seller $2,500,000 on June 30, 2012. The Agreement specifies interest of 6% payable monthly, commencing on July 31, 2008. The seller had the right to reacquire all patents and applications if payment was not made on June 30, 2012. This agreement had been extended quarterly since June 30, 2012. This patent was recorded as an intangible asset and amortized over its estimated useful life. In June 2015, the Company made decision to terminate the Agreement. Upon termination of this Agreement, the loan payable of $2,500,000 and unamortized balance of intangible asset of $1,023,804 were written off and a gain of $1,476,196 was recorded. There were no gains or losses in this fiscal year ended June 30, 2016.

Loss from write-off of loan receivable

On December 4, 2014, the Company loaned $30,000 to an employee of the Company. The note was due December 31, 2015 and was non-interest bearing. On June 1, 2016 the Company wrote off the Note Receivable and this amount was charged to employee compensation.

Net Income (Loss)

Net loss for 2016 was $780,363; in contrast net income for 2015 was $826,699, which resulted primarily from a one-time, non-cash gain from termination of the patent agreement in the amount of $1,476,196, without which there would be net loss of $649,497.

Liquidity and Capital Resources

As of June 30, 2016 and 2015, we had $106,411 and $1,335 in cash, respectively.

During fiscal 2016 and 2015, operating activities used net cash of $774,022 and $466,372, respectively. Main reasons for the 65% or $300,910 increase in net cash used in operating activities were outlined below:

1.	Net loss incurred during 2016 was $780,363. Net income in 2015 was $826,699, which resulted primarily from a one-time, non-cash gain from termination of the patent agreement in the amount of $1,476,196, without which there would be a net loss of $649,497.
2.	Stock issued for services was $168,000 and $284,370 in 2016 and 2015, respectively; On October 19, 2015, the Company issued 400,000 shares to two consultants for services performed per consulting agreements and 200,000 shares to one of the owners of MNY for compensation of increasing the line of credit to $500,000. These shares were valued at $120,000 and $28,000, respectively, based on the quoted market price at the date of grant. On January 13, 2015, the Company issued 280,000 shares of common stock to an unrelated individual for services he provided to the Company. Such shares were valued $20,000.
3.	Changes in fair value of derivative instrument during 2016 generated net non-cash income of $19,160 in fiscal 2015 such changes generated non-cash loss of $11,335, respectively;
4.	During 2016 and 2015, the Company charged $10,260 and $2,856 as markdown of inventory;
5.	During 2016, the Company wrote-off a loan to an employee of $30,000, this amount was charged to employee compensation; there was no such non-cash transaction during fiscal 2015;
6.	During 2015, termination of patent purchase agreement generated non-cash gain of $1,476,196; there was no transaction of similar nature during 2016;
7.	During fiscal 2016, decrease of accounts receivable generated net cash inflow of $20,822; in contrast, during 2015, the increase of accounts receivable generated net cash outflow of $62,924.
8.	During 2016, the Company generated net cash inflow of $50,220 as a result of the decrease of inventory; during 2015, the Company had net cash outflow of $48,012 to purchase inventory;
9.	During 2016 and 2015, the Company spent $253,055 and $27,995, respectively to increase prepaid expenses and advances to suppliers.
10.	During 2016, the Company incurred net cash outflow of $62,643 to repay its accounts payables; during 2015, the Company generated net cash inflow of $25,446 by increasing accounts payable;

During 2015, the Company loaned $30,000 to an employee. During 2016, the Company also invested $53,625 to develop product software and additions to the website(s). There was no such capitalization during 2015.

During fiscal 2016 and 2015, financing activities generated net cash inflow of $932,703 and $490,034, respectively. The increase of $442,669 was mainly due the following reasons.

1.	During 2016, the Company received $612,500 from proceeds of issuance of convertible notes. The Company did not raise any finance through issuance of convertible notes during 2015;
2.	During 2016 the Company repaid $80,057 to note payable; in Contrast during 2015, proceeds from note payable was $81,294;
3.	During 2016 and 2015, proceeds from credit line were of $9,500 and $388,000, respectively;
4.	During 2016, the Company repaid $20,240 to its related parties; in contrast, during 2015, the Company raised $20,740 through borrowing from related parties;
5.	During 2016, proceeds from sales of preferred stock generated net cash inflow of $398,500, which was the gross amount of $425,000 net of legal fees and escrow fees of $26,500; the Company did not raise any finance through sales of preferred stock during 2015;
6.	During 2016, the Company raised proceeds of $12,500 when investor exercised his warrants; the Company did not raise any finance from investor exercise warrants during 2015.

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

Going Concern

The Company has working capital deficit, did not generate cash from its operations, had stockholders’ deficit, and had operating losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. We may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

ITEM 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of June 30, 2016 and 2015 begins on page F-1 of this annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not available.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Ronnie Adams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2016 pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that our disclosure controls and procedures were ineffective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of June 30, 2016 that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2016. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors and their respective ages as of June 30, 2016 are as follows:

Name	Age	Position
Ronnie Adams	67	Chief Executive Officer, President, and Chairman of the Board of Directors
Allen Polsky	71	Director

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

Family Relationships

Anthony Chetta is the Chief Technology Officer and the son in law of the Company’s CEO & President.

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

During fiscal year 2016, the Board of Directors had one meeting in total. All members of the Board of Directors attended the meetings. All members of the Board of Directors are required to attend the annual meetings of securities holders. On December 18, 2015, all members of the Board of Directors attended the meeting of the Board of Directors.

ITEM 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2016 and 2015 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended June 30, 2016 and 2015 in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Ronnie Adams CEO	2016	$115,370	Nil	Nil	Nil	Nil	Nil		$6,040	$121,410
	2015	$56,800	Nil	Nil	Nil	Nil	Nil		$6,040	$62,840
Allen Polsky	2016	$26,500	Nil	Nil	Nil	Nil	Nil	$	Nil	26,500
	2015	$12,000	Nil	Nil	Nil	Nil	Nil	$	Nil	12,000

Option Grants

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through June 30, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during period ending June 30, 2016 by the executive officers named in the Summary Compensation Table.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of Oct 1 2016, certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 44,874,177 shares of our common stock outstanding as of Oct 10, 2016. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Ronald Adams 200 West Church Road, Suite B King of Prussia, PA 19406	30,634,164	68.27%
Common Stock	Alan Polsky 200 West Church Road, Suite B King of Prussia, PA 19406	2,727,478	6.08%
Common Stock	All officers and directors as a group (2 persons)	33,361,642	74.34%

Change in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

See Note 6,7,8,11 to consolidated financial statements.

ITEM 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2016 and 2015.

Audit Fees

For the Company’s fiscal years ended June 30, 2016 and 2015, we were billed approximately $52,500 and $42,500, respectively, for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended June 30, 2016 and 2015, we were billed $1,000 and $900 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2016. All of the services provided and fees charged by our independent registered accounting firms in 2016 were approved by the board of directors.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Reference in Document
3.1	Amendment to the Articles of Incorporation Filed on September 24, 2009 with the Nevada Secretary of State	Filed as Exhibit 3.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference.
3.2	Amendment of Articles of Incorporation Filed on January 13, 2014	Filed as Exhibit 3.1 to the Form 8-K filed on January 16, 2014 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2016

WEARABLE HEALTH SOLUTIONS, INC.

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

By: /s/ Ronnie Adams

Ronnie Adams

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Financial and Accounting Officer)

By: /s/ Allen Polsky

Allen Polsky

Director

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wearable Health Solutions, Inc. (f/k/a Medical Alarm Concepts, Inc.)

We have audited the accompanying balance sheets of Wearable Health Solutions, Inc. (f/k/a Medical Alarm Concepts, Inc.) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended June 30, 2016. Wearable Health Solution’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wearable Health Solutions, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has a working capital deficit of $771,145, did not generate cash from operations, has stockholders’ deficit of $1,119,288 and had operating losses since inception.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, NJ

October 13, 2016

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015

ASSETS
Current assets
Cash	$106,411	$1,335
Accounts receivable net of allowance of $12,646 and $9,123 as of June 30, 2016 and 2015, respectively	77,837	98,659
Inventory	7,515	67,995
Loan to employee	—	30,000
Prepaid expenses	45,019	76,664
Advance to supplier	284,700	—
Total current assets	521,482	274,653

Other assets
Property and equipment, net of accumulated depreciation of $4,268 and $0, respectively	49,357	—

Total assets	$570,839	274,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$30,108	92,751
Deferred revenue	320,978	368,864
Due to related party	500	20,740
Note payable	6,237	86,294
Derivative liabilities	328,087	—
Convertible notes payable, net of discount	453,859	—
Accrued expenses and other current liabilities	152,858	126,697
Total current liabilities	1,292,627	695,346

LONG-TERM LIABILITIES
Credit line payable - related party	397,500	388,000

TOTAL LIABILITIES	1,690,127	1,083,346

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of June 30, 2016 and 2015, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of June 30, 2016 and 2015, respectively	1	1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized, 138,888 and nil issued and outstanding as of June 30, 2016 and 2015, respectively	14	—
Series D preferred Stock: $0.0001 par value; 425,000 issued and outstanding as of June 30, 2016 and 2015, respectively	43	—
Common stock: $0.0001 par value; 400,000,000 shares authorized; 7,878,676 and 6,998,676 shares issued and outstanding as of June 30, 2016 and 2015, respectively	788	700
Additional paid-in capital	13,074,514	12,576,891
Stock to be issued	—	28,000
Accumulated deficit	(14,194,648)	(13,414,285)
Total stockholders’ deficit	(1,119,288)	(808,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$570,839	274,653

See accompanying notes to the consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For fiscal years ended June 30,
	2016	2015
Revenue	$1,295,524	$1,147,099
Cost of revenue	395,862	369,558
Gross profit	899,662	777,541

Operating expenses
Selling expense	82,069	305,738
General and administrative	1,372,328	984,179
Research and development	32,400	—
Total operating expenses	1,486,797	1,289,917
Loss from operations	(587,135)	(512,376)

Other (income) expenses
Change in fair value of derivative instrument	(19,160)	11,335
Gain from termination of patent agreement	—	(1,476,196)
Interest expense - related party	25,653	8,436
Interest expense	156,735	117,350
Loss from write off of loan receivable – employee	30,000	—
Total other (income) expenses	193,228	(1,339,075)

Loss before provision for income tax	(780,363)	826,699
Provision for income tax	—	—
Net (loss) income	$(780,363)	$826,699

Net (loss) income per common share - basic and diluted	$(0.10)	$0.13
Weighted average number of common shares - basic and diluted	7,547,498	6,206,090

See accompanying notes to the consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2016	2015
Net (loss) income	$(780,363)	$826,699
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	168,000	284,370
Change in fair value of derivative instrument	(19,160)	11,335
Inventory markdown	10,260	2,856
Write-off employee loan	30,000	—
Write-off of patent	—	(1,476,197)
Amortization of debt discount	79,374	—
Amortization and depreciation	4,268	75,694
Bad debt expense	—	1,217
Change in operating assets and liabilities
Accounts receivable	20,822	(62,924)
Inventory	50,220	(48,012)
Prepaid expense and advances to suppliers	(253,055)	(27,995)
Accounts payable	(62,643)	25,446
Accrued expenses and other current liabilities	26,161	(67,328)
Deferred revenue	(47,886)	(11,533)
Net cash used in operating activities	(774,022)	(466,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to employee	—	(30,000)
Additions of software and website	(53,625)	—
Net cash used in investing activities	(53,625)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes issued	612,500	—
Proceeds from (repayment to) note payable - other	(80,057)	81,294
Proceeds from credit line - related party	9,500	388,000
Advance from (repayment to) related party	(20,240)	20,740
Proceeds from sales of preferred stock	398,500	—
Proceeds from warrants exercised	12,500	—
Net cash provided by financing activities	932,703	490,034

NET INCREASE (DECREASE) IN CASH	105,076	(6,338)

CASH AT BEGINNING OF YEAR	1,335	7,673

CASH AT END OF YEAR	$106,411	$1,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$49,700	$113,250
Convertible note - related party and related derivative liability classified to additional paid in capital upon forgiveness	$—	$68,009
Stock issued for services record as prepaid expenses	$—	$48,669

See accompanying notes to the consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Stock to be	Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Accumulated	Deficit
Balance at June 30, 2014	688	$—	9,938	$1	—	$—	—	—	5,623,676	562	—	12,203,981	(14,240,984)	(2,036,440)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	826,699	826,699
Issuance of common stocks for services	—	—	—	—	—	—	—	—	1,375,000	138	28,000	304,901	—	333,039
Forgiveness of convertible note	—	—	—	—	—	—	—	—	—	—	—	25,908	—	25,908
Derivative liability classified to additional paid-in capital upon conversion of related convertible notes	—	—	—	—	—	—	—	—	—	—	—	42,101	—	42,101
Balance at June 30, 2015	688	—	9,938	1	—	—	—	—	6,998,676	700	28,000	12,576,891	(13,414,285)	(808,693)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(780,363)	(780,363)
Issuance of common stocks for services	—	—	—	—	—	—	—	—	880,000	88	(28,000)	167,912	—	140,000
Issuance of Preferred C shares as a result of warrant conversion	—	—	—	—	138,889	14	—	—	—	—	—	79,608	—	79,622
Issuance of Preferred D shares	—	—	—	—	—	—	425,000	43	—	—	—	250,103	—	250,146
Balance at June 30, 2016	688	$—	9,938	$1	138,889	$14	425,000	43	7,878,676	788	—	13,074,514	(14,194,648)	(1,119,288)

See accompanying notes to the consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

On June 4, 2008 the Company was incorporated as Medical Alarm Concepts Holding, Inc. under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions Inc.”

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

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices. The Company recorded inventory markdown of $10,260 and $2,856 for the year ended June 30, 2016 and 2015, respectively.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs

The Company accounts for software development cost in accordance with ASC 985-20 whereby cost of developing computer software to be sold, leased, or otherwise marketed includes software that is part of a product or process to be sold to a customer shall be accounted for under ASC 985-20. All cost incurred to establish technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development cost. These cost are charged to expense when incurred. The technological feasibility of a computer software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Cost of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized. Those cost include coding and testing performed subsequent to establishing technological feasibility. Capitalization of computer software cost shall cease when the product is available for general release to customers.

Once a project reaches the development stage, the Company allocates a portion of salaries to be capitalized based on estimated hours spent developing the software. During the year ended June 30, 2016, the Company capitalized $45,900 of such costs. These costs will be amortized over their useful life of 3 years. Amortization expense on these costs for the year ended June 30, 2016 was $3,975.

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

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2016 and 2015.

The derivative liability which consists of embedded conversion feature and warrants issued in connection with our convertible debt, classified as a level 3 liability, are the only financial liability measured at fair value on a recurring basis. (See Note 10)

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

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

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company expenses all research and development costs as incurred. For the years ended June 30, 2016 and 2015, the amounts charged to research and development expenses were $32,400 and $0, respectively.

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

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company does not believe the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019 and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

There were no other recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has working capital deficit of $771,145, did not generate cash from its operations, had stockholders’ deficit of $1,119,288 and had operating losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering but there is no assurance that it will be successful. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	LOAN TO EMPLOYEE

On December 4, 2014, the Company loaned $30,000 to an employee of the Company. The note was due December 31, 2015 and was non-interest bearing. On June 1, 2016, the Company wrote off the note receivable and recorded the amount due from the employee as compensation.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents accrued expenses and other current liabilities. Accrued expenses are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as interests accrued in connection with credit line. Other current liabilities include credit card balance, small amount of tax payable that were being outstanding as of balance sheet date.

	June 30, 2016	June 30, 2015
Accrued expenses	$125,111	$114,397
Other current liabilities	27,747	12,300
Total	$152,858	$126,697
6.	PROPERTY AND EQUIPMENT

The following table depicts the property and equipment for the Company as of June 30, 2016 and 2015, respectively.

	June 30, 2016	June 30, 2015
Costs related to programming expenses	$45,900	$0
Cost related to web design, logo and brand package and related fees	$7,725	$0
Accumulated depreciation	$(4,268)	$0
Property and equipment, net	$49,357	$0
7.	LOANS TO EMPLOYEES

In April 2016, the Company advanced six employees $1,120 each for a total of $6,720. There were no loan agreements signed, therefore, the advances are non-interest bearing and due on demand. One of these loans was lent to a related party.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	CREDIT LINE – RELATED PARTY

On September 30, 2014, the Company entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $25,653 and $8,436 for the years ended June 30, 2016 and 2015, respectively.

The company agreed to issue 200,000 shares of common stock to one of the owners of MNY to exchange for the increase of line of credit. These shares were value at $28,000 which was the fair market value at the grant date and were issued on October 19, 2015.

9.	NOTE PAYABLE – OTHER

On December 15, 2015, the Company entered into a purchase agreement with Knight Capital Funding, an unrelated financing company, in the amount of $40,020 less an original discount of $11,020 for net proceeds of $29,000. Under the terms of the agreement the Company sells, assigns, and transfers to Knight Capital Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and Knight Capital Funding have agreed that the payment of the purchase amount will be repaid by the Company in 154 payments of $260 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 119%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. As of June 30, 2016, outstanding balance of note payable is $6,236.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONVERTIBLE NOTES PAYABLE

On March 1, 2016 and March 3, 2016, the Company closed the private placement and received an aggregate of $612,500 by issuing $660,000 and $13,750 unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per the subscription agreements. The convertible notes bear no interest and are due one year from the date of issuance. The convertible notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.01 per share. Warrants were issued to purchase 6,804,172 shares of Series C Convertible Preferred Stock at $0.09 per share. The conversion and warrant exercise prices are subject to certain price adjustment terms.

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

The following table summarizes the convertible notes movement:

Balance at June 30, 2015	$—
Convertible notes issued	673,750
Convertible notes converted	—
Total	673,750
Less: debt discount	(219,891)
Balance at June 30, 2016	$453,859

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTS AND DERIVATIVE LIABILITIES

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

Significant assumptions used in calculating fair value of warrants and conversion feature of convertible notes at issuance date are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	400.42%	0.12%	As set forth by each convertible note and warrant	$ 0.01	0.12

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant assumptions used in calculating fair value of outstanding warrants at June 30, 2016 are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	400.42%	0.12%	As set forth by each convertible note and warrant	$ 0.01	0.12

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	Level 1	Level 2	Level 3
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):
Beginning balance as of June 30, 2015			-
Issuance of convertible notes and warrants on March 3, 2016			265,678
Warrants exercised			(66,785)
Issuance of series D preferred shares and warrants on April 21, 2016			58,484
Issuance of series D preferred shares and warrants on June 14, 2016			89,870
Change in fair value during period			(19,160)
Ending balance as of June 30, 2016			$328,087

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS EQUITY

On October 19, 2015, the Company issued 400,000 shares to two consultants for services performed per consulting agreements and 200,000 shares to one of the owners of MNY for compensation of increasing the line of credit to $500,000. These shares were valued at $120,000 and $28,000, respectively, based on the quoted market price at the date of grant.

On January 13, 2015, the Company issued 280,000 shares of common stock to an unrelated individual for $20,000 for professional services provided.

On March 1, 2016 and March 3, 2016, pursuant to two subscription agreements, the Company issued warrants to two investors to purchase 6,805,561 shares of Series C Convertible Preferred Stock at $0.09 per share. On March 1, 2016, one investor paid $12,500 to exercise warrants and purchased 138,889 shares of Series C Convertible Preferred Stock at $0.09 per share.

On April 21, 2016, the Company closed the sale of one unit (the “Unit”) for $400,000, pursuant to subscription agreements with an accredited investor entered into on April 21, 2016 at a purchase price of $400,000 per Unit. The Unit consisted of (i) 400,000 shares of Series D Preferred Stock, par value $0.0001 per share. Each of the Preferred D Shares are convertible into 100 shares of the Company’s common stock, par value $0.0001 per share and (ii) one warrant to purchase 40,000,000 shares of Common Stock, $0.001 par value per share, at an exercise price of $0.01 per share.

On June 14, 2016, Wearable Health Solutions, Inc. closed the sale of one unit for $25,000 (the “Unit”), pursuant to a subscription agreement with an accredited investor entered into on June 14, 2016 at a purchase price of $25,000 per Unit with a single accredited investor. The Unit consisted of (i) 25,000 shares of Series D Preferred Stock, par value $0.0001 per share which are convertible into 100 shares of Common Stock per Preferred Share and (ii) one warrant to purchase 25,000 shares of Common Stock, $.0001 par value per share, at an exercise price of $0.01 per share.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	RELATED PARTY TRANSACTIONS

Interest expenses for credit line were $25,653 and $8,436 for the years ended June 30, 2016 and 2015, respectively, zero amount was paid during the years ended June 30, 2016 and 2015. (See Note 6)

On September 30, 2014, the Company entered into a line of credit with Medi Pendant of New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018.

On November 2, 2014, the holder of convertible note informed the Company that it will no longer be seeking repayment of $25,908. Since the holder of convertible note was a related party, the Company recorded the forgiveness of the debt and related derivative liability as additional paid-in capital.

On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. As of June 30, 2015, outstanding balance under the line of credit was $388,000. The company also agreed to issue 200,000 shares of common stock to one of the owner of MNY to exchange for the increase of line of credit. These shares were valued at the market value of $28,000 which was the fair market value at the grant date and recorded as shares to be issued since those share were issued in the subsequent period.

During the year ended June 30, 2015, the Company’s CEO advanced $20,740 to the Company. The amount is non-interest bearing and due on demand. During fiscal year ended 2016 the company made partial payment to the Company’s CEO, as of June 30, 2016, amount due to related party was $500.

The Company’s Chief Technology Officer, who is also a related party, was compensated with a salary of $72,000 during 2016 and the granting of 100,000 shares of common stock in October 2014.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the twelve months ended June 30, 2016 and 2015 to the Company’s effective tax rate is as follows:

	2016	2015
U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(9.99)%	(9.99)%
Change in valuation allowance	43.99%	43.99%
Income tax provision (benefit)	0.00%	0.00%

The benefit for income tax is summarized as follows:

	2016	2015
Federal:
Current	$—	$—
Deferred	(271,838)	(284,932)
State and local:
Current	—	—
Deferred	(79,872)	(83,720)
Change in valuation allowance	351,710	368,652
Income tax provision (benefit)	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2016 and 2015 are as follows:

	2016	2015
Net operating losses carried forward	$4,767,791	$4,416,080
Less: valuation allowance	(4,767,791)	(4,416,080)
Deferred tax assets	$—	$—

As of June 30, 2016, the Company had approximately $ 11 million of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company files U.S. federal and states of Pennsylvania tax returns. These returns remain subject to examination by taxing authorities for all years after June 30, 2013.

15.	CONCENTRATION AND CREDIT RISK

Sales in 2016 to one customer accounted for $250,829 or approximately 19% of total sales. This compares with the same concentration of sales of 19% of the Company’s revenue for the year ended June 30, 2015. Accounts Receivable had a concentration of 94.4% and 0% for the year ended 2016 and 2015 respectively.

The Company had only two and one supplier during the years ended June 30, 2016 and 2015, respectively.

16.	SUBSEQUENT EVENT

In May 2016, the Board of Directors approved to issue total amount of 50,000,000 shares of common stocks to Ronnie Adams, President and CEO, and employees, directors and consultants for future services to be rendered and in order to make sure that Company’s officers and directors maintain a vested interest in light of the potential exercise of certain convertible instruments that have been issued for financing purposes.

Pursuant to this board resolution, on July 29, 2016 the Company issued 35.5 million shares of common stocks to related parties and consultants. The following table illustrates the individuals to whom the shares have been issued to and the number of shares issued.

Holder	Date	Number of shares issued
Ronald Adams	July 29, 2016	30,000,000
Allen Polsky	July 29, 2016	2,500,000
Anthony Chetta	July 29, 2016	1,000,000
New Venture Group, Inc.	July 29, 2016	1,000,000
Jennifer Loria	July 29, 2016	1,000,000
Total		35,500,000