Form 10-Q
period 2016-09-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2016-11-14
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov 11, 2016
Common Stock, $0.0001 par value per share	49,874,177 shares

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	June 30, 2016

ASSETS
Current assets
Cash	$10,920	$106,411
Accounts receivable net of allowance of $12,646 as of September 30, 2016 and June 30, 2016	72,563	77,837
Inventory	6,488	7,515
Prepaid expenses	9,019	45,019
Advance to supplier	284,700	284,700
Total current assets	383,690	521,482

Other assets
Property and equipment, net of accumulated depreciation of $8,737 and $4,268, respectively	44,888	49,357

Total other assets	44,888	49,357

Total assets	$428,578	570,839

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$41,349	30,108
Deferred revenue	299,064	320,978
Due to related party	500	500
Note payable	—	6,237
Derivative liabilities	219,786	328,087
Convertible notes payable, net of discount	505,511	453,859
Accured expenses and other current liabilities	152,361	152,858
Total current liabilities	1,218,571	1,292,627

LONG-TERM LIABILITIES
Credit line payable - related party	397,500	397,500

TOTAL LIABILITIES	1,616,071	1,690,127

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	1	1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized, 138,888 issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	14	14
Series D preferred Stock: $0.0001 par value; 425,000 issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	43	43
Common stock: $0.0001 par value; 400,000,000 shares authorized; 43,378,676 and 7,878,676 shares issued and outstanding as of September 30 and June 30, 2016, respectively	4,338	788
Additional paid-in capital	16,620,964	13,074,514
Accumulated deficit	(17,812,853)	(14,194,648)
Total stockholders' deficit	(1,187,493)	(1,119,288)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$428,578	570,839

See accompanying notes to these unaudited consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2016	2015
Revenue	$246,422	$328,946
Cost of revenue	61,521	138,924
Gross profit	184,901	190,022

Operating expenses
Selling expense	13,087	32,933
General and administrative	3,838,749	316,070
Research and development	1,908	—
Total operating expenses	3,853,744	349,003
Loss from operations	(3,668,842)	(158,981)

Other (income) expenses
Change in fair value of derivative instrument	(108,301)	—
Interest expense - related party	6,459	6,349
Interest expense	51,205	12,050
Total other (income) expenses	(50,637)	18,399

Loss before income tax credit	(3,618,206)	(177,380)

Net loss	$(3,618,206)	$(177,380)

Net loss per common share - basic and diluted	$(0.45)	$(0.03)
Weighted average number of common shares - basic and diluted	8,091,670	6,998,676

See accompanying notes to these consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2016	2015
Net loss	$(3,618,206)	$(177,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,550,000	106,703
Change in fair value of derivative instrument	(108,301)	—
Amortization of debt discount	66,965	—
Amortization and depreciation	4,469	—
Amortization of original issue discount	(15,312)
Change in operating assets and liabilities
Accounts receivable	5,274	(42,048)
Inventory	1,027	30,064
Prepaid expense and advances to suppliers	36,000	22,396
Accounts payable	11,241	20,602
Accrued expenses and other current liabilities	(497)	41,832
Deferred revenue	(21,914)	(7,472)
Net cash used in operating activities	(89,254)	(5,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) note payable - other	(6,237)	13,355
Proceeds from credit line - related party	0	4,500
Advance from (repayment to) related party	0	(9,037)
Net cash provided by (used in) financing activities	(6,237)	8,818

NET INCREASE (DECREASE) IN CASH	(95,491)	3,515

CASH AT BEGINNING OF PERIOD	106,411	1,335

CASH AT END OF PERIOD	$10,920	$4,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Stock issued for services record as prepaid expenses	$—	$120,000

See accompanying notes to these consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS

On June 4, 2008, the Company was incorporated as Medical Alarm Concepts Holding, Inc. under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions, Inc.”

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

These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. (a) The consolidated balance sheet as of June, 2016, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Software Development Costs

The Company accounts for software development cost in accordance with ASC 985-20 whereby cost of developing computer software to be sold, leased, or otherwise marketed includes software that is part of a product or process to be sold to a customer shall be accounted for under ASC 985-20. All cost incurred to establish technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development cost. These costs are charged to expense when incurred. The technological feasibility of a computer software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Cost of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized. Those costs include coding and testing performed subsequent to establishing technological feasibility. Capitalization of computer software cost shall cease when the product is available for general release to customers.

Once a project reaches the development stage, the Company allocates a portion of salaries to be capitalized based on estimated hours spent developing the software. During the year ended June 30, 2016, the Company capitalized $45,900 of such costs. These costs will be amortized over their useful life of 3 years. Amortization expense on these costs for the 3 months ended September 30, 2016 was $3,975.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of September 30, 2016.

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

(Unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2016.

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

(Unaudited)

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

As reflected in the accompanying consolidated financial statements, as of September 30, 2016, the Company has working capital deficit of $834,881; did not generate cash from its operations; had stockholders’ deficit of $1,187,493 and had operating loss since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering, but there is no assurance that it will be successful. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	PROPERTY AND EQUIPMENT

The following table depicts the property and equipment for the Company as of Sept 30, 2016 and 2015, respectively.

	Sept 30, 2016	Sept 30, 2015
Costs related to programming expenses	$45,900	$0
Cost related to web design, logo and brand package and related fees	$7,725	$0
Accumulated depreciation	$(8,737)	$0
Property and equipment, net	$44,888	$0

5.	DUE TO RELATED PARTY

Due to related party consists of advances from the Company’s Chief Executive Officer. The amount is non-interest bearing and due on demand.

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NOTE PAYABLE - OTHER

On December 15, 2015, the Company entered into a purchase agreement with Knight Capital Funding, an unrelated financing company, in the amount of $40,020 less an original discount of $11,020 for net proceeds of $29,000. Under the terms of the agreement the Company sells, assigns, and transfers to Knight Capital Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and Knight Capital Funding have agreed that the payment of the purchase amount will be repaid by the Company in 154 payments of $260 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 119%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. As of September 30, 2016, the balance due was fully repaid and there was no outstanding balance at the end of this period.

7.	CONVERTIBLE NOTES PAYABLE

On March 1, 2016 and March 3, 2016, the Company closed on a private placement and received $612,500 by issuing $660,000 and $13,750 unsecured convertible notes (“Convertible Notes”) and warrants to two investors, net of original issue discount of $61,250 per subscription agreement. The Convertible Notes bear no interest and are due one year from the date of issuance. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.01 per share. Warrants were issued to purchase 6,804,172 shares of Series C Convertible Preferred Stock (the Preferred C Shares) at $0.09 per share. The conversion and warrant exercise prices are subject to certain price adjustment terms.

The Company is prohibited from effecting a conversion of convertible notes and the Preferred C Shares to the extent that, as a result of such conversion, a holder would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Preferred C Shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

The Company has determined that the conversion feature embedded in the notes constitutes a derivative and has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period.

The following table summarizes the convertible notes movement:

Balance at Sept 30, 2015	$—
Convertible notes issued	673,750
Convertible notes converted	—
Total	673,750
Less: debt discount	(168,239)
Balance at September 30, 2016	$505,511

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	WARRANTS AND DERIVATIVE LIABILITIES

The Company has evaluated the application of ASC 815 Derivatives and Hedging and ASC 815-40-25 for the warrants to purchase Preferred C Shares issued with the Convertible Notes. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Change in fair value of derivative instrument” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

The fair value of the warrants underlying the convertible notes issued at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the convertible notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the convertible notes.

Significant assumptions used in calculating fair value of warrants and conversion feature of convertible notes at issuance date are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	382.27%	0.12%	As set forth by each convertible note and warrant	$ 0.01	0.17

Significant assumptions used in calculating fair value of outstanding warrants at September 30, 2016 are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	2371%	0.01%	As set forth by each convertible note and warrant	$ 0.01	0.10

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Description	Level 1	Level 2	Level 3
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):
Beginning balance as of June 30, 2015			-
Issuance of convertible notes and warrants on March 3, 2016			265,678
Warrants exercised			(66,785)
Issuance of series D preferred shares and warrants on April 21, 2016			58,484
Issuance of series D preferred shares and warrants on June 14, 2016			89,870
Change in fair value during period			(127,461)
Ending balance as of September 30, 2016			$219,786

9.	STOCKHOLDERS EQUITY

On July 29, 2016, the Company issued 35.5 million shares of common stock (valued at $0.10 per share, or $3,550,000 at date of issuance) to related parties and consultants in exchange for services rendered.

10.	RELATED PARTY TRANSACTIONS

Interest expenses for credit line were $6,459 and $6,349 for the three months ended September 30, 2016 and 2015, respectively, and zero amount was paid during the three months ended September 30, 2016 and 2015. (See Note 9)

On September 30, 2014, the Company entered into a line of credit with Medi Pendant of New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017. The Company has the option to extend the maturity date for one year to September 30, 2018.

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 31, 2015, the limit on the line of credit was increased to $500,000 with the same interest rate and due date. As of September 30, 2016, outstanding balance under the line of credit was $397,500. The company also agreed to issue 200,000 shares of common stock to one of the owners of MNY in exchange for the increase in the line of credit. These shares were valued at the market value of $28,000 which was the fair market value at the grant date and recorded as shares to be issued since those share were issued in the subsequent period.

During the year ended June 30, 2015, the Company’s CEO advanced $20,740 to the Company. The amount is non-interest bearing and due on demand. During fiscal year ended 2016 the company made partial payment to the Company’s CEO, and as of September 30, 2016, amount due to the related party was $500.

The Company’s Chief Technology Officer, who is also a related party, was compensated with a salary of $19,385 during the three months ended September 30, 2016.

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

The Company files U.S. federal and states of Pennsylvania tax returns. These returns remain subject to examination by taxing authorities for all years after June 30, 2014.

11.	CONCENTRATIONS

The Company had only one supplier during the three months ended September, 2016 and 2015, respectively.

12.	SUBSEQUENT EVENTS

On October 26, 2016, Sandor Capital, the holder of a warrant, exercised the right to purchase 5,000,000 shares of Common Stock from the Company for the exercise price of $50,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September, 2016 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview and Recent Events

Our principal executive offices are located at 200 West Church Road, Suite B, King of Prussia, PA 19406, and our telephone number is (877) 639-2929. Our website addresses’ are www.medipendant.com, www.ihelpalarm.com and www.wearablehealthsolutions.com.

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

The Company's flagship product is called the MediPendant®, which is a personal emergency alarm that is used to summon help in the event of an emergency at home. Approximately 40% of all medical alarms currently being sold in the United States are first-generation technologies that require the user to speak and listen through a central base station unit, indicating a significant decrease in the last few years. While MediPendant® has found success by offering a product that has the speaker in the pendant that enables the user to simply speak and listen directly through the pendant in the event of an emergency, technological advances have increased the reliability, accuracy, and distribution of cellular type devices, also known as mPERS (mobile personal emergency response systems).

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

The Company also manufactures the iHelp™ mobile medical alarm device. The iHelp™ is a next-generation medical alarm that utilizes T-Mobile’s 2G network. Users of the iHelp™ mobile medical alarm can take the device with them wherever there is cellular service. There is no base station and it only requires a cellular signal in order to work.

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

We are in the process of discontinuing the iHelp™ and implementing a new product called the iHelp+ 3G™. The iHelp+ 3G™ is a cellular medical alert system that operates on a 3G network. In March 2016 and May 2016 the company raised an additional $612,500 and $425,000 to further develop the 3G product. Initially, it will be operating on the AT&T network (GSM - Global), and ultimately it will be able to operate on the Verizon (CDMA - USA) network as well. It is Bluetooth and Wi-Fi enabled. It has a much broader reach than the iHelp™, as well as additional functions, such as fall detection, geo-fencing (ability to pre-set an area and alert loved ones if the user leaves or enters the pre-set area), and tracking. As of November 11, 2016, we have gained FCC, CE, and PTCRB approval. Expected product launch date is now the first calendar quarter of 2017.

Additionally, the iHelp+™3G will be used as the communication device for Bluetooth-enabled devices and used for collecting vital sign data and storing the data in any requested manner in encrypted HIPAA-compliant cloud servers for access by proper parties.

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

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $834,881, did not generate significant cash from its operations, had stockholders’ deficit of $1,187,493 and had operating loss for prior two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended September 30, 2016 and 2015

Revenue

Revenue generated during the quarters ended September 30, 2016 and 2015 were $246,422 and $328,946, respectively; representing a 25% or $82,524 decrease, resulting from a discontinuation of the iHelp medical alert system and the sales it generated.

Cost of Revenue

Cost of revenue incurred during quarters ended September 30, 2016 and 2015 were $61,521 and $138,924, respectively, representing a 56% or $77,403 decrease. The decrease in cost of revenue was mainly due to the Company’s discontinuation of the iHelp medical alert system and its associated costs.

Gross Profit

Gross profit generated during quarters ended September 30, 2016 and 2015 was $184,901 and $190,022, respectively. The gross profit margin for quarters ended September 30, 2016 and 2015 was 75% and 58%, respectively, resulting from a decrease in sales of the iHelp alarm equipment and the resulting higher margins associated with monitoring

General and Administrative

General and administrative expenses for quarters ended September 30, 2016 and 2015 were $3,838,749 and $316,070, respectively; representing a 1,114% of $3,522,679 increase in general and administrative expense mainly due to the increase of salary, stock compensation and consulting fees of $3,550,000.

Selling Expenses

Selling expenses incurred during quarters ended September 30, 2016 and 2015 were $13,087 and $32,933, respectively. The $19,846 or 60% decrease was mainly due to the reduced amount of marketing expenses in the quarter.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $108,301 during quarter ended September 30, 2016. The Company didn’t have any derivative liabilities during the quarter ended September 30, 2015.

Interest expense-related party

Interest expense-related party was $6,459 and $5,487 for the quarters ended September 30, 2016 and 2015, respectively.

Interest Expense

Interest expense for the quarters ended September 30, 2016 and 2015 was $6,459 and $6,349, respectively. The $110 or 1.7% increase in interest expense was due to the slight increase in the related party note payable.

Net Loss

Net loss incurred during quarters ended September 30, 2016 and 2015 was $3,618,206 and $177,380, respectively. Change in net loss is due to the reasons stated above.

Results of Operations for three Months Ended September 30, 2016 and 2015

Liquidity and Capital Resources

As of September 30, 2016 and June 30, 2016, we had $10,920 and $106,411 in cash, respectively.

During three months ended September 30, 2016 and 2015, our operating activities incurred net cash outflow of $89,254 and $5,303, respectively. Main reasons for the change in net cash used in operating activities were outlined below:

1.	Changes in fair value of derivative instrument during three months ended September 30, 2016 generated non-cash income of $108,301; in contrast there was no non-cash income or expense effect for this same period in the prior year.

2.

During three months ended September 30, 2016 and 2015, the change in deferred revenue generated a cash outflow of $21,914 and $7,472, respectively. This was due to a decrease in the prepayments for the recurring monitoring subscriptions.

3.	During the three months ended September 30, 2016, a non-cash expense of $15,313 derived from amortization of the original issue discount, compared to no such expense during the same three month period in 2015.

4.	During three months ended September 30, 2016, amortization of debt discount generated non-cash loss of $66,965; during the same period of last fiscal year, there was no accounting transaction of similar nature.

5.	During three months ended September 30, 2016 and 2015, the decrease of prepaid expense generated net cash inflow of $36,000 and $22,396, respectively.

6.	During three months ended September 30, 2016, the Company generated net cash inflow of $1,027 through decreasing of inventories; comparably during the same period of 2015, decreasing inventory generated net cash inflow of $30,064.This was due to a discontinuation of the older model ihelp medical alert system and the sales it generated.

During three months ended September 30, 2016 and 2015, financing activities generated net cash inflow (outflow) of $(6,237) and $8,818, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During the three months ended September 30, 2016, the Company spent $6,237 for the repayment of other notes payables; comparably during the same period of 2015, the Company received proceeds in the form of other notes payable, resulting in a net cash inflow of $13,355.

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

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2016. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.

The specific material weakness identified by the Company’s management as of September 30, 2016 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2016. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect our business, financial condition, or future results. During the three months ended September 30, 2016, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.2	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2016	WEARABLE HEALTH SOLUTIONS, INC.

	By:	/s/ Ronnie Adams
Ronnie Adams Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

-24-