Form 10-Q
period 2016-12-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2017-02-14
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2017
Common Stock, $0.0001 par value per share	49,874,177 shares

PART I – FINANCIAL INFORMATION

Page
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-16

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets
Cash	$3,605	$106,411
Accounts receivable net of allowance of $12,646 as of December 31, 2016 and June 30, 2016	53,878	77,837
Inventory	1,218	7,515
Prepaid expenses	9,019	45,019
Advance to supplier	291,498	284,700
Total current assets	359,218	521,482

Other assets
Property and equipment, net of accumulated depreciation of $13,205 and $4,268, respectively	40,420	49,357

Total other assets	40,420	49,357

Total assets	$399,638	570,839

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Credit line payable - related party	$397,500	—
Accounts payable	67,996	30,108
Deferred revenue	276,556	320,978
Due to related party	500	500
Note payable	—	6,237
Note payable, other	50,000	—
Derivative liabilities	302,346	328,087
Convertible notes payable, net of discount	552,371	453,859
Accured expenses and other current liabilities	157,884	152,858
Total current liabilities	1,805,153	1,292,627

LONG-TERM LIABILITIES
Credit line payable - related party	—	397,500

TOTAL LIABILITIES	1,805,153	1,690,127

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	1	1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized, 138,888 issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	14	14
Series D preferred Stock: $0.0001 par value; 425,000 issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	43	43
Common stock: $0.0001 par value; 400,000,000 shares authorized; 49,878,676 and 7,878,676 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	4,988	788
Additional paid-in capital	16,685,314	13,074,514
Accumulated deficit	(18,095,875)	(14,194,648)
Total stockholders' deficit	(1,405,515)	(1,119,288)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399,638	570,839

See accompanying notes to these unaudited consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Revenue	$208,842	$342,686	$455,265	$671,632
Cost of revenue	79,441	71,033	140,962	209,957
Gross profit	129,401	271,653	314,303	461,675

Operating expenses
Selling expense	8,335	19,999	21,422	52,932
General and administrative	252,679	269,284	4,091,428	585,354
Research and development	218	—	2,125	—
Total operating expenses	261,232	289,283	4,114,975	638,286
Loss from operations	(131,831)	(17,630)	(3,800,672)	(176,611)

Other (income) expenses
Change in fair value of derivative instrument	82,560	—	(25,741)	—
Interest expense - related party	6,459	6,386	12,919	12,735
Interest expense	62,173	15,098	113,378	27,148
Total other (income) expenses	151,192	21,484	100,556	39,883

Loss before income tax benefit	(283,023)	(39,114)	(3,901,228)	(216,494)

Net loss	$(283,023)	$(39,114)	$(3,901,228)	$(216,494)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.32)	$(0.03)
Weighted average number of common shares - basic and diluted	12,202,296	7,474,763	12,202,296	7,238,020

See accompanying notes to these consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2016	2015
Net loss	$(3,901,228)	$(216,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,615,000	166,919
Change in fair value of derivative instrument	(25,741)	—
Amortization of debt discount and original issue discount	113,513	—
Amortization and depreciation	8,937	—
Change in operating assets and liabilities
Accounts receivable	23,959	(27,898)
Inventory	6,297	16,608
Prepaid expense and advances to suppliers	29,202	25,195
Accounts payable	37,888	29,788
Accrued expenses and other current liabilities	5,026	(5,062)
Deferred revenue	(44,422)	(26,955)
Net cash used in operating activities	(131,569)	(37,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) from note payable	(6,237)	16,108
Proceeds from note payable, other	50,000	—
Proceeds from credit line - related party	—	9,500
Repayment to related party	—	(3,920)
Proceeds from (repayment of) convertible note payable	(15,000)	20,000
Net cash provided by (used in) financing activities	28,763	41,688

NET INCREASE (DECREASE) IN CASH	(102,806)	3,789

CASH AT BEGINNING OF PERIOD	106,411	1,335

CASH AT END OF PERIOD	$3,605	$5,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Stock issued for services record as prepaid expenses	$—	$120,000

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

Inventory

The Company values inventory, consisting of purchased products, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices.

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

Once a project reaches the development stage, the Company allocates a portion of salaries to be capitalized based on estimated hours spent developing the software. During the year ended June 30, 2016, the Company capitalized $45,900 of such costs. These costs will be amortized over their useful life of 3 years. Amortization expense on these costs for the 6 months ended December 31, 2016 was $7,650.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of December 31, 2016.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016.

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

As reflected in the accompanying consolidated financial statements, as of December 31, 2016, the Company has working capital deficit of $1,445,935; did not generate cash from its operations; had stockholders’ deficit of $1,405,515 and has had operating loss since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	PROPERTY AND EQUIPMENT

The following table depicts the property and equipment for the Company as of December 31, 2016 and June 30 2016, respectively.

	December 31, 2016	June 30, 2016
Costs related to programming expenses	$45,900	$45,900
Cost related to web design, logo and brand package and related fees	$7,725	$7,725
Accumulated depreciation	$(13,205)	$(4,268)
Property and equipment, net	$40,420	$49,357

5.	DUE TO RELATED PARTY

Due to related party consist advances from company’s Chief Executive Officer. The amount is non-interest bearing and due on demand.

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 15, 2015, the Company entered into a purchase agreement with Knight Capital Funding, an unrelated financing company, in the amount of $40,020 less an original discount of $11,020 for net proceeds of $29,000. Under the terms of the agreement the Company sells, assigns, and transfers to Knight Capital Funding all of its interests in each of its future receivables due to the Company from its customers and credit card processor, until the loan is paid off. The Company and Knight Capital Funding have agreed that the payment of the purchase amount will be repaid by the Company in 154 payments of $260 due each business day beginning on the first day after the loan was disbursed, until the full amount due under the agreement is paid. The agreement is personally guaranteed by the Chief Executive Officer of the Company. The Company has recorded the amount of the total repayment as a financing debt, with the difference between the proceeds received and the total repayment amount as a discount, which is being amortized as imputed interest (at an effective rate of 119%) over the life of the agreement which is the date that the total repayments will be made assuming the Company is timely in all of its payments. As of December 31, 2016, the balance due was fully repaid and there was no outstanding balance at the end of this period.

7. NOTE PAYABLE, OTHER

On November 8, 2016 the Company received $50,000 by issuing a promissory note, to an unrelated party. The note bears interest at 5% per annum and is due six months from the date of issuance. The balance of the note at December 31, 2016 was $50,000.

8. CONVERTIBLE NOTES PAYABLE

On March 1, 2016 and March 3, 2016, the Company closed the private placement and received $612,500 by issuing $660,000 and $13,750 unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per subscription agreement. The convertible notes bear no interest and are due one year from the date of issuance. The convertible notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.01 per share. Warrants were issued to purchase 6,804,172 shares of Series C Convertible Preferred Stock at $0.09 per share. The conversion and warrant exercise prices are subject to certain price adjustment terms. On August 11, 2016, convertible notes payable of $15,000 were converted into 1,500,000 shares of common stock. The balance of the convertible notes payable at December 31, 2016 was $658,750.

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

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the convertible notes movement:

Balance at December 31, 2015	$—
Convertible notes issued	673,750
Convertible notes converted	15,000
Total	658,750
Less: debt discount	(106,379)
Balance at December 31, 2016	$552,371

9.	WARRANTS AND DERIVATIVE LIABILITIES

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

Significant assumptions used in calculating fair value of warrants and conversion feature of convertible notes at issuance date are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	382.27%	0.12%	As set forth by each convertible note and warrant	$ 0.01	0.17

Significant assumptions used in calculating fair value of outstanding warrants and conversion feature at December 31, 2016 are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	2283%	0.01%	As set forth by each convertible note and warrant	$ 0.01	0.10

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	Level 1	Level 2	Level 3
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):
Beginning balance as of June 30, 2016			328,087
Change in fair value during period			(25,741)
Ending balance as of December 31, 2016			$302,346

10.	STOCKHOLDERS EQUITY

On July 29, 2016 the Company issued 35.5 million shares of common stock (valued at $0.10 per share, or $3,550,000 at date of issuance) to related parties and consultants in exchange for services rendered. The Company president and CEO received approximately 30,000,000 of the shares.

11.	RELATED PARTY TRANSACTIONS

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

Interest expense for credit line was $12,919 and $12,735 for the six months ended December 31, 2016 and 2015, respectively, and zero amount was paid during the six months ended December 31, 2016 and 2015. (See Note 9)

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. As of December 31, 2016, outstanding balance under the line of credit was $397,500. The company also agreed to issue 200,000 shares of common stock to one of the owner of MNY to exchange for the increase of line of credit. These shares were valued at the market value of $28,000 which was the fair market value at the grant date and recorded as shares to be issued since those share were issued in the subsequent period.

During the year ended June 30, 2015, the Company’s CEO advanced $20,740 to the Company. The amount is non-interest bearing and due on demand. During fiscal year ended 2016 the company made partial payment to the Company’s CEO, as of December 31, 2016, amount due to related party was $500.

The Company’s Chief Technology Officer, who is also a related party, was compensated with a salary of $38,770 during the six months ended December 31, 2016.

12.	INCOME TAXES

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. As of December 31, 2016, the Company has approximately $6,000,000 in net operating loss carryforwards.

The Company files U.S. federal and states of Pennsylvania tax returns. These returns remain subject to examination by taxing authorities for all years after June 30, 2014.

13.	CONCENTRATIONS

The Company had only one supplier during the six months ended December 31, 2016 and 2015, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the six months ended December 31, 2016 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and six months ended December 31, 2016 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We are in the process of discontinuing the iHelp™ and implementing a new product called the iHelp+ 3G™. The iHelp+ 3G™ is a cellular medical alert system that operates on a 3G network. In March 2016 and May 2016 the company raised an additional $612,500 and $425,000 to further develop the 3G product. Initially, it will be operating on the GSM – Global network, and ultimately it will be able to operate on the Verizon (CDMA - USA) network as well. It is Bluetooth and Wi-Fi enabled. It has a much broader reach than the iHelp™, as well as additional functions, such as fall detection, geo-fencing (ability to pre-set an area and alert loved ones if the user leaves or enters the pre-set area), and tracking. As of this date we have gained FCC, CE, and PTCRB approval. Expected product launch date is now the first calendar quarter of 2017.

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

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $1,445,935, did not generate cash from its operations, had stockholders’ deficit of $1,405,515 and had operating loss for prior two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended December 31, 2016 and 2015

Revenue

Revenue generated during the quarters ended December 31, 2016 and 2015 were $208,842 and $342,686, respectively; representing a 39% or $133,844 decrease, resulting from a discontinuation of the initial product offering of the ihelp2G medical alert system and the sales it generated.

Cost of Revenue

Cost of revenue incurred during quarters ended December 31, 2016 and 2015 were $79,441 and $71,033, respectively, representing a 12% increase or $8,408. The increase in cost of revenue was mainly due to costs associated with the preparation for the launch of the new product, iHelp+ 3G™, set to take place in early 2017.

Gross Profit

Gross profit generated during quarters ended December 31, 2016 and 2015 was $129,401 and $271,653, respectively. The gross profit margin for quarters ended December 31, 2016 and 2015 was 62% and 79%, respectively. The decrease is in direct relation to a reduction in sales of the iHelp2G Alarm equipment and the attrition resulting from the phasing out of the MediPendant medical alert system and its customers.

General and Administrative

General and administrative expenses for quarters ended December 31, 2016 and 2015 were $252,679 and $269,284, respectively; representing a 6% of $16,605 decrease in payroll and insurance costs due to a reduction in manpower.

Selling Expenses

Selling expenses incurred during quarters ended December 31, 2016 and 2015 were $8,335 and $19,999, respectively. The $11,664 or 58% decrease was mainly due to the reduced amount of marketing expenses in the quarter.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated expense of $82,560 during quarter ended December 31, 2016. The Company didn’t have any derivative liabilities during the quarter ended December 31, 2015.

Interest expense-related party

Interest expense-related party was $6,459 and $6,386 for the quarters ended December 31, 2016 and 2015, respectively.

Interest Expense

Interest expense for the quarters ended December 31, 2016 and 2015 was $62,173 and $15,098, respectively. The $47,075 or 312% increase in interest expense was due to the amortization of convertible warrants exercised during the fiscal year.

Net Loss

Net loss incurred during quarters ended December 31, 2016 and 2015 was $283,023 and $39,114, respectively. Change in net loss is due to the reasons stated above.

Results of Operations for Six Months Ended December 31, 2016 and 2015

Revenue

Revenues generated during the six months ended December 31, 2016 and 2015 were $455,265 and $671,632, respectively; representing a 32% or $216,367 decrease, resulting from a discontinuation of the initial product offering of the ihelp2G medical alert system and the sales it generated.

Cost of Revenue

Cost of revenue incurred during the six months ended December 31, 2016 and 2015 were $140,962 and $209,957, respectively, representing a 33% decrease or $68,995. The decrease in cost of revenue was mainly due to the Company’s discontinuation of the iHelp2G medical alert system and its associated costs.

Gross Profit

Gross profit generated during the six months ended December 31, 2016 and 2015 was $314,303 and $461,675, respectively. The gross profit margin for quarters ended December 31, 2016 and 2015 was 69%. The stable margin is in direct relation to a reduction in sales of the iHelp2G Alarm equipment and the attrition resulting from the phasing out of the MediPendant medical alert system and its customers.

General and Administrative

General and administrative expenses for the six months ended December 31, 2016 and 2015 were $4,091,428 and $585,354, respectively; representing a 599% or $3,506,074 increase due to $3.55M expensed as stock compensation in lieu of payroll.

Selling Expenses

Selling expenses incurred during the six months ended December 31, 2016 and 2015 were $21,422 and $52,932, respectively. The $31,510 or 60% decrease was mainly due to the reduced amount of marketing expenses during the year.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $25,741 during the six months ended December 31, 2016. The Company didn’t have any derivative liabilities during the six months ended December 31, 2015.

Interest expense-related party

Interest expense-related party was $12,919 and $12,735 for the six months ended December 31, 2016 and 2015, respectively.

Interest Expense

Interest expense for the six months ended December 31, 2016 and 2015 was $113,378 and $27,148, respectively. The $86,230 or 318% increase in interest expense was due to the amortization of convertible warrants exercised during the fiscal year.

Net Loss

Net loss incurred during the six months ended December 31, 2016 and 2015 was $3,901,228 and $216,494, respectively. Change in net loss is due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2016 and June 30, 2016, we had $3,605 and $106,411 in cash, respectively.

During six months ended December 31, 2016 and 2015, our operating activities incurred net cash outflow of $131,569 and $37,899, respectively. Main reasons for the change in net cash used in operating activities were outlined below:

1.	Changes in fair value of derivative instrument during six months ended December 31, 2016 generated non-cash income of $25,741; in contrast there was no non-cash income or expense effect for this same period in the prior year.

2.

During six months ended December 31, 2016 and 2015, the change in deferred revenue generated a cash outflow of $44,442 and $26,955, respectively. This was due to a decrease in the prepayments for the recurring monitoring subscriptions due to the initial phasing out of the recurring revenue from user business.

3.	During the six months ended December 31, 2016, a non-cash expense of $20,417 derived from amortization of the original issue discount, compared to no such expense during the same six month period in 2015.

4.	During six months ended December 31, 2016, amortization of debt discount generated non-cash loss of $133,930; during the same period of last fiscal year, there was no accounting transaction of similar nature.

5.	During six months ended December 31, 2016 and 2015, the decrease of prepaid expense generated net cash inflow of $29,202 and $25,195, respectively.

6.	During six months ended December31, 2016 and 2015, the Company generated net cash inflow of $6,297 and $16,608, respectively, through decreasing of inventories. This was due to a discontinuation of the older model iHelp2G medical alert system and the sales it generated.

During six months ended December 31, 2016 and 2015, financing activities generated net cash inflow of $28,763 and $41,688, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During the six months ended December31, 2016, the Company spent $6,237 for the repayment of other notes payables and received proceeds in the form of other notes payable of $50,000, in addition to convertible notes payable in the amount of $15,000 being converted into 1,500,000 shares of common stock resulting in net cash inflow of $28,763; comparably during the same period of 2015, the Company received proceeds in the form of other notes payable, proceeds from a related party credit line and repayment of an advance from a related party, resulting in a net cash inflow of $41,688.

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

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2016, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of December 31, 2016. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2016.

The specific material weakness identified by the Company’s management as of December 31, 2016 are described as follows:

☐	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

☐	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

☐

We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by December 31, 2016. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect our business, financial condition, or future results. During the three months ended December 31, 2016, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2017	WEARABLE HEALTH SOLUTIONS, INC.

	By:	/s/ Ronnie Adams
Ronnie Adams Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)