Form 10-Q
period 2017-03-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2017-05-22
CIK 1443089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock, $0.0001 par value per share	49,874,177 shares

PART I – FINANCIAL INFORMATION

Page
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-15

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets
Cash	$118,135	$106,411
Accounts receivable net of allowance of $12,646 as of March 31, 2017 and June 30, 2016	27,233	77,837
Inventory	146,990	7,515
Prepaid expenses	9,019	45,019
Advance to supplier	143,400	284,700
Total current assets	444,777	521,482

Other assets
Property and equipment, net of accumulated depreciation of $17,764 and $4,268, respectively	35,951	49,357

Total other assets	35,951	49,357

Total assets	$480,728	570,839

LIABILITIES AND STOCKHOLDRS' DEFICIT
CURRENT LIABILITIES
Credit line payable - related party	$397,500	—
Accounts payable	52,102	30,108
Deferred revenue	257,097	320,978
Due to related party	500	500
Note payable	17,935	6,237
Note payable, other	50,000	—
Derivative liabilities	164,745	328,087
Convertible notes payable, net of discount	597,500	453,859
Accured expenses and other current liabilities	170,492	152,858
Total current liabilities	1,707,871	1,292,627

LONG-TERM LIABILITIES
Credit line payable - related party	—	397,500

TOTAL LIABILITIES	1,707,871	1,690,127

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized; 688 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized; 9,938 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	1	1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized, 138,888 issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	14	14
Series D preferred Stock: $0.0001 par value; 425,000 issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	43	43
Common stock: $0.0001 par value; 400,000,000 shares authorized; 49,878,676 and 7,878,676 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	4,488	788
Additional paid-in capital	16,685,314	13,074,514
Accumulated deficit	(17,917,003)	(14,194,648)
Total stockholders' deficit	(1,227,143)	(1,119,288)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$480,728	570,839

See accompanying notes to these consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Revenue	$198,415	$325,095	$653,679	$996,727
Cost of revenue	6,801	91,470	147,763	301,427
Gross profit	191,614	233,625	505,916	695,300

Operating expenses
Selling expense	3,473	69,768	24,896	122,700
General and administrative	249,767	353,896	4,341,195	939,250
Research and development	—	—	2,125	—
Total operating expenses	253,240	423,664	4,368,216	1,061,950
Loss from operations	(61,626)	(190,039)	(3,862,300)	(366,650)

Other (income) expenses
Change in fair value of derivative instrument	(137,601)	(82,057)	(163,342)	(82,057)
Interest expense - related party	6,459	6,643	19,378	19,378
Interest expense	46,490	32,280	124,019	59,428
Other income	(120,000)	—	(120,000)	—
Total other (income) expenses	(204,652)	(43,134)	(139,945)	(3,251)

Loss before income tax benefit	143,026	(146,905)	(3,722,355)	(363,399)

Net income (loss)	$143,026	$(146,905)	$(3,722,355)	$(363,399)

Net loss per common share - basic and diluted	$0.01	$(0.02)	$(0.31)	$(0.05)
Weighted average number of common shares - basic and diluted	12,202,296	7,838,679	12,202,296	7,435,915

See accompanying notes to these consolidated financial statements.

WEARABLE HEALTH SOLUTIONS, INC.

(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2017	2016
Net loss	$(3,722,355)	$(363,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,614,500	166,919
Change in fair value of derivative instrument	(163,342)	(82,057)
Amortization of debt discount and original issue discount	143,641	25,080
Amortization and depreciation	13,406	—
Change in operating assets and liabilities
Accounts receivable	50,604	13,472
Inventory	(139,475)	5,228
Prepaid expense and advances to suppliers	177,300	(164,192)
Accounts payable	21,994	(35,634)
Accrued expenses and other current liabilities	17,634	13,889
Deferred revenue	(63,881)	(42,275)
Net cash used in operating activities	(49,974)	(462,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes issued	—	612,500
Proceeds (repayment) from note payable	11,698	(39,713)
Proceeds from note payable, other	50,000	—
Repayment to related party	—	(19,065)
Sales of common stock	—	20,000
Proceeds from warrants exercised	—	12,500
Net cash provided by financing activities	61,698	586,222

NET INCREASE (DECREASE) IN CASH	11,724	123,253

CASH AT BEGINNING OF PERIOD	106,411	1,335

CASH AT END OF PERIOD	$118,135	$124,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$1,170	$34,348

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

Once a project reaches the development stage, the Company allocates a portion of salaries to be capitalized based on estimated hours spent developing the software. Amortization expense on these costs for the 9 months ended March 31, 2017 was $11,475.

Impairment of long-lived assets

The Company follows section 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s reviews it long-lived assets, which include property and equipment, and patent, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated or amortized over the newly determined remaining estimated useful lives. The Company determined that there were no impairment of long-lived assets as of March 31, 2017.

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

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, deferred revenues and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2017.

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

Recent Accounting Pronouncements

Financial Instruments

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In July 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company is still evaluating the impact of adopting the new accounting guidance, but does not expect the adoption to have a material impact on its consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements, as of March 31, 2017, the Company has working capital deficit of $1,263,094; did not generate cash from its operations; had stockholders’ deficit of $1,227,143 and has had operating loss since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	ADVANCE TO SUPPLIER

During February 2017, the Company received $174,600 in inventory that they had previously advanced funds to their supplier for the production of the iHelp+3G. As of March 31, 2017, the balance remaining as advance to supplier is $143,400.

5.	PROPERTY AND EQUIPMENT

The following table depicts the property and equipment for the Company as of March 31, 2017 and June 30 2016, respectively.

	March 31, 2017	June 30, 2016
Costs related to programming expenses	$45,900	$45,900
Cost related to web design, logo and brand package and related fees	$7,725	$7,725
Accumulated depreciation	$(17,674)	$(4,268)
Property and equipment, net	$35,951	$49,357

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	NOTE PAYABLE

 On January 23, 2017, the Company secured a short-term loan with Kabbage., in the amount of $15,000. Another $6,000 was drawn down on the loan during February 2017. Monthly payments of principle and interest are made based on the minimum payment percentage of the original amount of each unpaid loan plus accrued fees and loan charges. As of March 31, 2017, the loan had an outstanding balance of $17,935.

 7. NOTE PAYABLE, OTHER

On November 8, 2016, the Company received $50,000 by issuing a promissory note, to an unrelated party. The note bears interest at 5% per annum and is due six months from the date of issuance. The note was extended for an additional six months, through October 2017. The balance of the note at March 31, 2017 was $50,000.

 8. CONVERTIBLE NOTES PAYABLE

On March 1, 2016 and March 3, 2016, the Company closed the private placement and received $612,500 by issuing $660,000 and $13,750 unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per subscription agreement. The convertible notes bear no interest and are due one year from the date of issuance. The notes have been extended for an additional one year, through March 2018. The convertible notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.01 per share. Warrants were issued to purchase 6,804,172 shares of Series C Convertible Preferred Stock at $0.09 per share. The conversion and warrant exercise prices are subject to certain price adjustment terms. On August 11, 2016, convertible notes payable of $15,000 were converted into 1,500,000 shares of common stock. The balance of the convertible notes payable at March 31, 2017 was $658,750. The notes are presented net of a discount of $61,250 at March 31, 2017 and 2016.

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

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the convertible notes movement:

Balance at December 31, 2015	$—
Convertible notes issued	673,750
Convertible notes converted	15,000
Total	658,750
Less: debt discount	(61,250)
Balance at March 31, 2017	$597,500

9.	WARRANTS AND DERIVATIVE LIABILITIES

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

Significant assumptions used in calculating fair value of warrants and conversion feature of convertible notes at issuance date are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	382.27%	0.12%	As set forth by each convertible note and warrant	$ 0.01	0.17

Significant assumptions used in calculating fair value of outstanding warrants and conversion feature at March 31, 2017 are as follows.

Expected dividend	Expected volatility	Risk-free Rate of interest	Expected term (year)	Exercise price	Common stock price per shares
0.00%	1126%	0.01%	As set forth by each convertible note and warrant	$ 0.01	0.10

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	Level 1	Level 2	Level 3
The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3):
Beginning balance as of June 30, 2016			328,087
Change in fair value during period			(163,342)
Ending balance as of March 31, 2017			$164,745

10.	STOCKHOLDERS EQUITY

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

Interest expense for credit line was $19,378 for the nine months ended March 31, 2017 and 2016, respectively, and zero amount was paid during the nine months ended March 31, 2017 and 2016. (See Note 9)

Due to related party consist advances from company’s Chief Executive Officer. The amount is non-interest bearing and due on demand.

WEARABLE HEALTH SOLUTIONS, INC.
(F/K/A MEDICAL ALARM CONCEPTS HOLDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. As of March 31, 2017, outstanding balance under the line of credit was $397,500. The company also agreed to issue 200,000 shares of common stock to one of the owner of MNY to exchange for the increase of line of credit. These shares were valued at the market value of $28,000 which was the fair market value at the grant date and recorded as shares to be issued since those share were issued in the subsequent period.

During the year ended June 30, 2015, the Company’s CEO advanced $20,740 to the Company. The amount is non-interest bearing and due on demand. During fiscal year ended 2016 the company made partial payment to the Company’s CEO, as of March 31, 2017, amount due to related party was $500.

The Company’s Chief Technology Officer, who is also a related party, was compensated with a salary of $58,155 during the nine months ended March 31, 2017.

12.	INCOME TAXES

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. As of March 31, 2017, the Company has approximately $6,000,000 in net operating loss carryforwards.

The Company files U.S. federal and states of Pennsylvania tax returns. These returns remain subject to examination by taxing authorities for all years after June 30, 2014.

13.	OTHER INCOME

In May 2016, the Company entered into an agreement with a third party (the Consultant), whereas the Consultant was to perform certain consulting services on behalf of the Company, with consideration being provided to the Consultant for these services. During March 2017, the Company and the Consultant had a disagreement with respect to the services to be provided and the Consultant was no longer bound by the agreement to provide these services. During March 2017, the Consultant refunded the Company $120,000 of consideration previously paid for these services, as set forth by an agreement dated, March 28, 2017.

14.	CONCENTRATIONS

The Company had only one supplier during the six months ended March 31, 2017 and 2016, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the nine months ended March 31, 2017 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2017 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We are in the process of discontinuing the iHelp™ and implementing a new product called the iHelp+ 3G™. The iHelp+ 3G™ is a cellular medical alert system that operates on a 3G network. In March 2016 and May 2016 the company raised an additional $612,500 and $425,000 to further develop the 3G product. Initially, it will be operating on the GSM – Global network, and ultimately it will be able to operate on the Verizon (CDMA - USA) network as well. It is Bluetooth and Wi-Fi enabled. It has a much broader reach than the iHelp™, as well as additional functions, such as fall detection, geo-fencing (ability to pre-set an area and alert loved ones if the user leaves or enters the pre-set area), and tracking. As of this date we have gained FCC, CE, and PTCRB approval. The initial product launch occurred during April 2017.

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

As reflected in the accompanying consolidated financial statements, the Company has working capital deficit of $1,263,094, did not generate cash from its operations, had stockholders’ deficit of $1,227,143 and had operating loss for prior two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2017 and 2016

Revenue

Revenue generated during the quarters ended March 31, 2017 and 2016 were $198,415 and $325,095, respectively; representing a 39% or $126,680 decrease, resulting from a discontinuation of the initial product offering of the ihelp2G medical alert system and the sales it generated and attrition relating to its recurring revenue from the MediPendant medical alert system.

Cost of Revenue

Cost of revenue incurred during quarters ended March 31, 2017 and 2016 were $6,801 and $91,470, respectively, representing a 93% decrease or $84,669. The decrease resulting from a discontinuation of the initial product offering of the ihelp2G medical alert system

Gross Profit

Gross profit generated during quarters ended March 31, 2017 and 2016 was $191,614 and $233,625, respectively. The gross profit margin for quarters ended March 31, 2017 and 2016 was 97% and 72%, respectively. The increase is in direct relation to a reduction in sales of the iHelp2G Alarm equipment and the attrition resulting from the phasing out of the MediPendant medical alert system and its customers.

General and Administrative

General and administrative expenses for quarters ended March 31, 2017 and 2016 were $249,767 and $353,896, respectively; representing a 29% or $104,129 decrease in payroll and insurance costs due to a reduction in manpower.

Selling Expenses

Selling expenses incurred during quarters ended March 31, 2017 and 2016 were $3,473 and $69,768, respectively. The $66,295 or 95% decrease was mainly due a reduction in sales of the iHelp2G Alarm equipment and the attrition resulting from the phasing out of the MediPendant medical alert system and its customers.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $137,601 and $82,057 during quarter ended March 31, 2017 and 2016, respectively.

Interest expense-related party

Interest expense-related party was $6,459 and $6,643 for the quarters ended March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense for the quarters ended March 31, 2017 and 2016 was $46,490 and $32,280, respectively. The $14,210 or 44% increase in interest expense was due to the amortization of convertible warrants exercised during the fiscal year.

Net Loss

Net income (loss) incurred during quarters ended March 31, 2017 and 2016 was $143,026 and $(146,905), respectively. Change in net income (loss) is due to the reasons stated above.

Results of Operations for Nine Months Ended March 31, 2017 and 2016

Revenue

Revenues generated during the nine months ended March 31, 2017 and 2016 were $653,679 and $996,727, respectively; representing a 34% or $343,048 decrease, resulting from a discontinuation of the initial product offering of the ihelp2G medical alert system and the sales it generated and attrition relating to its recurring revenue from the MediPendant medical alert system.

Cost of Revenue

Cost of revenue incurred during the nine months ended March 31, 2017 and 2016 were $147,763 and $301,427, respectively, representing a 51% decrease or $153,664. The decrease in cost of revenue was mainly due to the Company’s discontinuation of the iHelp2G medical alert system and its associated costs.

Gross Profit

Gross profit generated during the nine months ended March 31, 2017 and 2016 was $505,916 and $695,300, respectively. The gross profit margin for quarters ended March 31, 2017 and 2016 was 77% and 70%, respectively. The stable margin is in direct relation to a reduction in sales of the iHelp2G Alarm equipment and the attrition resulting from the phasing out of the MediPendant medical alert system and its customers.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2017 and 2016 were $4,341,195 and $939,250, respectively; representing a 362% or $3,401,945 increase due to $3.55M expensed as stock compensation in lieu of payroll.

Selling Expenses

Selling expenses incurred during the nine months ended March 31, 2017 and 2016 were $24,896 and $122,700, respectively. The $97,804 or 80% decrease was mainly due to a reduction in sales of the iHelp2G Alarm equipment and the attrition resulting from the phasing out of the MediPendant medical alert system and its customers.

Change in Fair Value of Derivative Instrument

Changes in fair value of derivative instrument generated income of $163,342 and $82,057 during the nine months ended March 31, 2017 and 2016, respectively.

Interest expense-related party

Interest expense-related party was $19,378 for the nine months ended March 31, 2017 and 2016.

Interest Expense

Interest expense for the nine months ended March 31, 2017 and 2016 was $124,019 and $59,428, respectively. The $64,591 or 109% increase in interest expense was due to the amortization of convertible warrants exercised during the fiscal year.

Net Loss

Net loss incurred during the nine months ended March 31, 2017 and 2016 was $3,722,355 and $363,399, respectively. Change in net loss is due to the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2017 and June 30, 2016, we had $118,135 and $106,411 in cash, respectively.

During nine months ended March 31, 2017 and 2016, our operating activities incurred net cash outflow of $49,974 and $462,969, respectively. Main reasons for the change in net cash used in operating activities were outlined below:

1.	Changes in fair value of derivative instrument during nine months ended March 31, 2017 generated non-cash income of $163,342; in contrast there was non-cash income of $82,057 generated during the same period ended March 31, 2016.

2.	During nine months ended March 31, 2017 and 2016, the change in deferred revenue generated a cash outflow of $63,881 and $42,575, respectively. This was due to a decrease in the prepayments for the recurring monitoring subscriptions due to the initial phasing out of the recurring revenue from user business.

3.	During the nine months ended March 31, 2017, a non-cash expense of $143,641 derived from amortization of the original issue discount, compared to $25,080 expense during the same nine month period in 2016.

4.	During nine months ended March 31, 2017 the decrease of prepaid expense generated net cash inflow of $177,300 versus a net cash outflow of $164,192 during the same period in the previous year.

5.	During nine months ended March 31, 2017, the Company generated net cash outflow of $139,475, through purchases of inventories. This was due to the launch of the new iHelp+3G product line. This was in contrast to a decrease in inventory during the nine months ended March 31, 2016 of $5,228, due to the discontinuation of the older model iHelp2G medical alert system and the sales it generated.

During nine months ended March 31, 2017 and 2016, financing activities generated net cash inflow of $61,698 and $586,222, respectively. Main reasons for the change in net cash provided by financing activities were outlined below:

1.	During the nine months ended March 31, 2017, the Company spent $18,302 for the repayment of other notes payables and received proceeds in the form of other notes payable of $65,000, in addition to convertible notes payable in the amount of $15,000 being converted into 1,500,000 shares of common stock resulting in net cash inflow of $60,528; comparably during the same period of 2016, the Company received proceeds in the form of other notes payable, proceeds from a related party credit line and repayment of an advance from a related party, resulting in a net cash inflow of $586,222.

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

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2017. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2017.

The specific material weakness identified by the Company’s management as of March 31, 2017 are described as follows:

☐	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

☐	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

☐	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2017. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

☐	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which could materially affect our business, financial condition, or future results. During the three months ended March 31, 2017, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Description

31.1	(1)	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	(1)	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	(2)	XBRL Instance Document

EX-101.SCH	(2)	XBRL Taxonomy Extension Schema Document

EX-101.CAL	(2)	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	(2)	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	(2)	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	(2)	XBRL Taxonomy Extension Presentation Linkbase

 _____________________________________________________

(1) Filed as an exhibit to this Report.

(2) To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2017	WEARABLE HEALTH SOLUTIONS, INC.

	By:	/s/ Ronnie Adams
Ronnie Adams Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)