Form 10-Q/A
period 2017-03-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2017-05-23
CIK 1443089

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on May 22, 2017 for the quarter ended March 31, 2017 (the “Form 10-Q”), is to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

Except for the matters described above, this Amendment No. 1 on Form 10-Q/A does not modify or update disclosures in, or exhibits to, the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

Item 6. Exhibits

Exhibit No.		Description

31.1	(1)	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1	(1)	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

EX-101.INS	(1)	XBRL Instance Document

EX-101.SCH	(1)	XBRL Taxonomy Extension Schema Document

EX-101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	(1)	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	(1)	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase

 _____________________________________________________

(1) Filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 23, 2017	WEARABLE HEALTH SOLUTIONS, INC.

	By:	/s/ Ronnie Adams
Ronnie Adams Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)