Form 10-K
period 2017-06-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2018-08-24
CIK 1443089

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-153290

WEARABLE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Church Road, Suite B, King of Prussia, PA 19406

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the OTCQB on August 24, 2018, the last trading day of the registrant’s second fiscal quarter, was approximately $38,797 ($.0055 per share of free trading shares). The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

As of August 24, 2018, there were 48,847,177 shares of the registrant’s common stock outstanding with 7,054,025 free trading shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Company’s History

Wearable Health Solutions, Inc. (Formerly known as Medical Alarm Concepts Holding, Inc.) (the "Company" or "Wearable Health") was formed in June 2008 and, on June 24, 2008. The Company acquired 100% of the membership interests in Medical Alarm Concepts, LLC, a Delaware limited liability corporation.

The principal executive offices of the Company are located at 200 West Church Road, Suite B, King of Prussia, PA 19406.

Company Overview

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

The Company also manufacture the iHelp™ mobile medical alarm device. The iHelp™ is a next- generation medical alarm that utilizes T-Mobile's 2G network. Users of the iHelp™ mobile medical alarm can take the device with them wherever there is cellular service. There is no base station and the iHelp™ only requires a cellular signal in order to work.

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

New Product Development

The design and development of wearable 'biosensor' devices, such as the iHelp+3G™ for health and wellness, has garnered much attention in the public and healthcare community during the last few years. This is primarily motivated by increasing healthcare costs and propelled by recent technology advances in miniature bio-sensing devices, micro-computing technology, and wireless communications. The advance of wearable sensor-based systems will potentially transform the future of "telehealth", personal emergency response (PERS, mPERS) and remote monitoring, by enabling ubiquitous, convenient-to-use, cost-effective and proactive personal health management with real and near real-time monitoring and archiving of personal safety, health, and environmental conditions.

Beyond the recent emergence of smart mobile wireless and geographic location solutions, these systems will integrate via Bluetooth low energy 4.0 and other technologies with FDA approved medical devices and biosensors. The Company will be able to collect data on vital signs, send this data to HIPAA compliant servers in the cloud, and allow access by caregivers, nurses, doctors, hospitals, and other health organizations. This process can facilitate low- monthly-cost wearable solutions for the implementation of monitoring of users, all day and anywhere, for emergency, health, and activity status changes. This evolution will change the face of the traditional PERS device into a WHAM (Wearable Health& Alarm Monitoring) market.

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

In the 21st century, this trend has gained momentum and become stronger than ever, with more of the aging and medically at risk population living alone at present than at any other time in the past, especially with the rise of the aging Baby Boomer population. The Baby Boomers, those born between 1946 and 1964, started turning 65 years old in 2011, with the number of older people set to increase dramatically during the 2010 to 2030 time period. According to a 2009 analysis of U.S. Current Population Survey data, "between 2010 and 2030, the number of people age 65 and older is projected to grow by 31.7 million or 79.2%." Thus, the older population in 2030 is projected to be twice as large as in 2000, growing from 35 million to 71.5 million, representing 20% of the total U.S. population around the year 2030.

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

Today, however, while the PERS industry has been around for a long time, much of the technology within the industry has unfortunately remained stagnant. Many of the original PERS solutions are still designed today to provide alerts whereby a push of a button simply triggers a call center operator to respond by calling the device user at home, with two-way voice communication done through a centralized speaker box and not the actual device itself. Thus, traditional PERS solutions currently on the market offer communication between user and a call center only through a speaker box. This greatly inhibits the user's freedom and limits their mobility to an area near the speaker box.

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

According to statistics from some of the industry's largest providers of traditional PERS solutions, customers of these emergency alert systems are typically individuals over the age of 75 years old whom are predominantly female and live alone, with the actual buyers of PERS systems often being the end user's children who purchase the medical alarms for their parents.

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

Interestingly, as an approximation of the potential PERS market size in the United States, Lifeline Systems, Inc., the founder of the PERS industry in the U.S. approximately 35 years ago, served 250,000 users in the United States and Canada around the time frame of 1992. Today, Philips Medical Systems' acquisition of Lifeline Medical Alarm has positioned it as the largest provider of traditional PERS systems with over 700,000 monitored accounts, implying that the total market size of users is likely much larger.

Sales and Marketing

The company's marketing efforts are focused in four main areas

i.	Internet sales & marketing,
ii.	retail distribution,
iii.	wholesale distribution and
iv.	International markets.

1) Internet Sales & Marketing

The Company markets the MediPendant® through its website at www.MediPendant.com and its iHelp™ mobile medical alarm to dealers at www.ihelpalarm.com. Due to the complex sales process for medical alarms, which often require several phone calls among the end user customer's family members before a decision is reached, the MediPendant® and iHelp™ websites are used mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives or one of our many dealers. The company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the websites, and initiate potential customer sales calls.

2) Retail Distribution

During 2012, the company announced its plans to promote the MediPendant® product utilizing an e-commerce marketing strategy program designed specifically for Costco Wholesale Corporation and its members. Costco began offering the MediPendant® to its customers via its website during the spring of 2012.

3) Wholesale Distribution

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

4) International Markets

The Company also distributes its products in a wholesale manner to selected international markets. To date, the company has made sales in Denmark, Ireland, Bermuda, and the People's Republic of China. There has recently been a lot of International interest in the company's new iHelp+ 3G™, and the company plans to distribute its product initially in Canada and Europe, and expand from there.

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

Products

The Company's primary focus is the sale of its medical alarm and safety alert devices, which are some of the most advanced systems on the market today.

a) MediPendant®

MediPendant® is the Company's traditional medical alarm product and the world's first monitored two-way voice speakerphone pendant for the PERS (personal emergency response) industry. It allows the user to speak and listen to the operator directly through the pendant. Wearable Health Solutions' alarm pendant also offers superior range radio frequency capabilities and an enhanced communication range that enable the user to move freely in and about the home, including up to an extended range that is revolutionary in the PERS industry. Specifically, the MediPendant® system enables the device wearer to move up to 600+ feet (line of sight) away from the main base station, a distance that far exceeds competitive offerings on the market today that instead require the user to be within speaking distance of the base station box, a situation that may not be conducive to an emergency if the end user is not at the base station.

As part of the MediPendant® product offering, users receive Wearable Health Solutions' two- way communication pendant, base station unit and a subscription to the Company's around- the-clock personal response service monitoring center.

Emergency calls made through the Company's MediPendant® device are always handled by certified operators who are available around the clock 24-hours a day and guaranteed to remain on the line with MediPendant® subscribers until the problem is resolved and/or help arrives. Operators are trained to immediately assess the situation and can either connect the caller to a loved-one or dispatch medical personnel to the user's location. All emergency operators are prepared to bring calm, professional, knowledgeable insight to any situation. Additionally, the call center can also maintain an important list of personal information for all MediPendant® users that includes an updated list of medications, health information and the subscriber's contact information including home address for location and dispatch purposes. This personal information and medical history are securely stored by the monitoring center and can be provided to the dispatched authority and emergency responders as necessary.

b) iHelp™

The company recently announced the launch of a new, advanced medical alarm device called the iHelp™. The iHelp™ is an advanced mobile medical alert system, designed to be easy to use, lightweight yet durable, but with significantly advanced features. The company has invested time, manpower, and money into the development and launch of this product. The iHelp™ has enhanced features and functions including an advanced GPS system, the ability to remotely locate a loved one, voice prompts, and a dealer portal that enables dealers to manage their own iHelp™ customer base. A significant amount of time was spent on the back end systems, including the dealer portal. iHelp™ dealers have significant benefits, most importantly the ease of use in ordering product, activating and deactivating customers, tracking their customer usage, and creating and printing a variety of reports. The iHelp™ dealer program is a turn-key program that offers the dealer the opportunity to provide his/her customers with the latest products without having to change his/her own "back end" systems. With the introduction of the new and greatly improved iHelp+ 3G™ unit, the iHelp™ will no longer be produced.

c) iHelp + ™ 3G

The iHelp+ 3G™ is currently in the final approval stage and is expected to be available to the marketplace by December 2016. The iHelp+ 3G™ is similar to the iHelp™ in that it is an mPERS product. However, the iHelp+ 3G™ will have more advanced features and functions, including the ability to detect if the wearer of the unit falls such as in the shower, have Geo-Fencing and Tracking ability, will operate on the "3G" networks, and be telehealth enabled via blue tooth low energy 4.0. The unit will have superior audio quality, an extended battery life, and will operate on GSM networks allowing for use with AT&T providers both domestically and internationally (with AT&T partners), therefore enabling extended coverage almost anywhere the user may go.

Item IA. Risk Factors

The information to be reported under this Item is not required of smaller reporting companies.

Item IB. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The principal place of business of the Company is situated at 200 West Church Road Suite B, King of Prussia, PA 19406. This office is leased. The management believes that the facilities it is using now are adequate and suitable for business requirements.

Item 3. Legal Proceedings

The Company is not presently a party to any litigation nor, to our knowledge, is any litigation threatened against it, which may materially affect its business or its assets.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock has been quoted on the OTC Bulletin Board system under the symbol “MDHI” since January 2, 2009. It is now quoted on the OTCQB under the symbol WHSI.

The market price of the Company's common stock will be subject to significant fluctuations in response to variations in its quarterly operating results, general trends in the market, and other factors, over which the Company has little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for the common stock, regardless of the Company's actual or projected performance.

	High	Low
2016
First quarter ended	$.12	$.08
Second quarter	$.49	$.10
Third quarter ended	$.24	$.03
Fourth quarter	$.19	$.07

2017
First quarter	$.50	$.30
Second quarter	$.47	$.15
Third quarter	$.35	$.10
Fourth quarter	$.17	$.11

Holders

As at the period end, there were approximately 130 shareholders of record of the common shares.

Dividends and Dividend Policy

The Company's policy is to reinvest earnings in order to fund future growth. Therefore, the Company has not paid, and currently do not plan to declare dividends on its common stock. Although the Company intend to retain its earnings, if any, to finance the exploration and growth of its business, its Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon the Company's earnings, capital requirements, and other factors, which its Board of Directors may deem relevant.

Equity Compensation Plan Information

The Company do not has any equity compensation plans under which equity securities of the Company are authorized for issuance and it has not granted any stock options.

Item 6. Selected Financial Data

The information to be reported under this item is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto in Part II, Item 8 to this Annual Report on Form 10- K. This discussion contains forward-looking statements reflecting our current expectations. Actual results and the timing of events may differ significantly from those projected in forward- looking statements due to a number of factors, including those set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers of this filing and investors are cautioned not to place undue reliance on such forward-looking statements.

The Company believes it can satisfy its cash requirements for the next twelve months with its current cash flow from business operations, although there can be no assurance to that effect. If the Company is unable to satisfy its cash requirements, it may be unable to proceed with its plan of operation. The Company do not anticipate the purchase or sale of any significant equipment. The Company also do not expect any significant additions to the number of employees. The foregoing represents the Company's best estimate of its cash needs based on current planning and business conditions. In the event the Company is not successful in reaching its initial revenue targets, additional funds may be required, and it may not be able to proceed with its business plan for the development and marketing of its core services. If this occur, the Company may be forced to suspend or cease operations.

The Company anticipate incurring operating losses in the foreseeable future. Therefore, the Company's auditors have raised substantial doubt about its ability to continue as a going concern.

Going Concern

The Company has working capital deficit, did not generate cash from its operations, had stockholders' deficit, and had operating losses since inception. These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues. The Company may incur operating losses in the foreseeable future. Therefore, the Company's auditors have raised substantial doubt about its ability to continue as a going concern.

Off-Balance Sheet Arrangements

At June the period end, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise had it engaged in such relationships.

Item 8. Financial Statements and Supplementary Data

The Company's financial statements are contained in the pages beginning F-1, which appear at the end of this annual report.

Item 9. Changes In, and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Ronnie Adams, the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of fiscal year pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it file under the Exchange Act is accumulated and communicated to its management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that the disclosure controls and procedures of the Company were ineffective as at the period end to ensure that information required to be disclosed by the Company in the reports that it file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

In order to rectify its ineffective disclosure controls and procedures, the Company is developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, it has taken the following steps to address its ineffective disclosure controls and procedures:

•	The Company will continue to educate its management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and ·
•	The Company will increase management oversight of accounting and reporting functions in the future.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded, as at current period ended, that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company's internal audit function are yet to be developed.
•	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by the period end. However, internally we established a central management centre to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company's internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company's disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant. The Company's management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Despite of the material weaknesses and deficiencies reported above, the Company's management believes that its consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Goverence

The directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote. The Board of Directors appoints the executive officers, and the executive officers serve at the pleasure of the Company's Board of Directors.

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Title
Ronnie Adams	68	Chief Executive Officer, President, and Chairman of the Board of Directors
Allen Polsky	71	Director

Professional Experience:

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

Allen Polsky

Allen Polsky has 30 years of experience in the security and life safety industry and currently serves as Medical Alarm Concepts' Vice President of Strategic Alliances. Prior to joining MAC, he was a Senior Security consultant for JM resources, a structured wiring company. He was also a co-founder of Connective Home Acquisition.

Family Relationships

Anthony Chetta is the Chief Technology Officer and the son in law of the Company's CEO& President.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, based solely upon a review of the copies of such reports. The Company's quarterly report on Form 10-Q for quarterly period ended March 31, 2013 was filed with the SEC on May 29, 2014. The Company's annual report on Form 10-K for fiscal year ended June 30, 2013 was filed with the SEC on July 17, 2014. The Company's quarterly report on Form 10-Q for period ended September 30, 2013, December 31, 2013 and March 31, 2014 were filed with the SEC on September 12, September 25 and October 8, 2014, respectively, all other required filings were not made on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code") that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company's Secretary. Requests should be addressed in writing to Mr. Ronnie Adams at the Company's mailing address.

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

The Board has determined that none of the board members qualifies as a "financial expert" as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Neither Mr. Adams nor Mr. Polsky meet the definition of an "independent" director set forth in Rule 4200(a) (15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

Board meetings and committees; annual meeting attendance.

During current fiscal year, the Board of Directors had one meeting in total. All members of the Board of Directors attended the meetings. All members of the Board of Directors are required to attend the annual meetings of securities holders.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the current and prior years ended in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the current and prior years ended in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name	Salary ($)	All Other Compensation	Total ($)
Ronnie Adams	115,370	6,040	121,410
	56,800	6,040	62,840
Allen Polsky	26,500	Nil	26,500
	12,000	Nil	12,000

Option Grants

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through current year.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during current period ended by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards.

There were no awards made to the named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Employment Agreements

We do not have any employment agreements in place with our executive officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership

The following table sets forth as of Oct 1 2016, certain information with respect to the beneficial ownership of our common stock by

(i)	each of our executive officers,
(ii)	each person who is known by us to beneficially own more than 5% of our outstanding common stock, and
(iii)	all of our directors and executive officers as a group. Percentage ownership is calculated based on 44,874,177 shares of our common stock outstanding as of Oct 10, 2016.
(iv)	None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See financial statements for the related party transactions.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Public Accountants for current and prior year.

Audit Fees

For the Company's current and prior fiscal years, the Company was billed approximately $52,500 and $42,500, respectively, for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company's current and prior fiscal years ended, the Company was billed $1,000 and $900 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company's board of directors served as members of audit committee. The Company has not adopted preapproval policies and procedures with respect to its accountants in current fiscal year. All of the services provided and fees charged by its independent registered accounting firms in current fiscal year were approved by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ DANIEL SOBOLOWSKI
Daniel Sobolowski
President, Chief Executive Officer and Director
Date: August 24, 2018		(Principal Executive Officer)

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at June 30, 2017 (Unaudited)

	Notes	As at June 30, 2017 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	30,632
Accounts receivable, net	5	54,628
Inventory	6	146,892
Prepaid expenses	7	43,316
Advances to suppliers		108,771
Total Current Assets		384,237

Property, plant and equipment, net	8	31,482

Total Assets		415,719

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party		397,500
Accounts payable	9	59,981
Deferred revenue		259,721
Due to related party		500
Notes payable		11,110
Notes payable - Other		50,000
Derivative liabilities		109,704
Convertible notes payable - net of discount		597,500
Accrued expenses and other current liabilities		169,796
Total Current Liabilities		1,655,812

Credit line payable - Related party	11	–

Total Liabilities		1,655,812

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		–
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14
Series D preferred Stock: $0.0001 par value;		43
Common stock: $0.0001 par value; 400,000,000 shares authorized	15	4,988
Additional paid in capital		16,685,314
Accumulated deficit		(17,930,453)
Total Shareholders’ Equity		(1,240,093)

Total Liabilities and Shareholders’ Equity		415,719

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the year ended June 30, 2017

	Notes	For the year ended June 30, 2017 (Amount in $)

Revenue	20	850,638
Cost of sales	21	(145,336)
Gross profit		705,302

Operating expenses
Selling expense	22	(33,241)
General and administrative	24	(4,562,938)
Research and development		(2,125)

Income / (Loss) from operations		(3,893,002)

Other Income / (expense)
Change in fair value of derivative instrument		218,382
Interest expense - related party		(21,628)
Interest expense		(159,556)
Other income		120,000

Net Profit / (loss) before taxes		(3,735,804)
Income tax		–
Net Profit / (loss)		(3,735,804)

Net loss per common share - Basic and Diluted		(0.07490)

Weighted average common shares outstanding - Basic & Diluted		49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at June 30, 2017 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at July 1, 2016 (Unaudited)	668	0	9,938	1	138,886	14	425,000	43	7,878,676	788	13,074,514	(14,194,648)	(1,119,289)

Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–	–	(3,735,804)	(3,735,804)

Issuance of common stocks for	–	–	–	–	–	–	–	–	42,000,000	4,200	3,610,800	–	3,615,000

As at June 30, 2017 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(17,930,453)	(1,240,093)

Wearable Healthcare Solutions, Inc.

Statement of cashflows

As at June 30, 2017 (Unaudited)

2017 (Amounts in $)
Cash flow from operating activities

(Loss) / profit before income tax	(3,735,804)

Adjustment for non cash charges and other items:
Common stock issued for services	3,615,000
Change in fair value of derivative instrument	(218,382)
Amortization of debt discount and original issue discount	143,641
Amortization and depreciation	17,875
Bad debt expense	11,058
(166,611)

Changes in working capital
Decrease / (increase) in accounts receivables	12,151
Decrease / (increase) in inventory	(139,377)
Decrease / (increase) in prepaid expenses	1,703
Decrease / (increase) in advances to suppliers	175,930
(Decrease) / increase in trade and other payables	29,873
(Decrease) / increase in accrued expenses	16,937
(Decrease) / increase in deferred revenue	(61,257)
35,959

Cash flow from operating activities	(130,652)

Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–
Cash flow from / (used) in investing activities	–

Cash flow from financing activities
Proceeds from convertible notes issued	–
Proceeds (repayment) from note payable	4,873
Proceeds from note payable - other	50,000
Cash flow from financing activities	54,873

Increase/(decrease) in cash and cash equivalents	(75,779)

Cash and cash equivalents at beginning of the year	106,411

Cash and cash equivalents at end of the year	30,632

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the year ended June 30, 2017

1. LEGAL STATUS AND OPERATIONS

Wearable Healthcare Solutions Inc. (the Company) was incorporated as Medical Alarm Concepts Holding, Inc. on June 4, 2008 under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions Inc.”

The Company is primarily engaged in utilizing new technology in the medical alarm industry to provide 24- hour personal response monitoring services and related products to subscribers with medical or age- related conditions.

2. BASIS OF PREPARATION

2.1 Statement of compliance

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a going concern.

2.2 Accounting Convention

These financial statements have been prepared on the basis of 'historical cost convention using accrual basis of accounting except as otherwise stated in the respective accounting policies notes.

Going concern

The accompanying unaudited financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company historically has experienced significant losses and negative cash flows from operations. Further, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.3 Critical accounting estimates and judgements

The preparation of financial statements in conformity with the approved accounting standards require management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i)	Equipment - estimated useful life of property, plant and equipment (note - 3.8)
ii)	Provision for doubtful debts (note - 3.4)
iii)	Provision for income tax (note - 3.1)
iv)	Valaution of Inventory (note - 3.13)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1 Income tax

The tax expense for the year comprises of income tax, and is recognized in the statement of earnings. The income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognised for all taxable temporary differences and deferred income tax assets are recognised to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

3.2 Trade and other payables

Liabilities for trade and other amounts payable are carried at cost, which is the fair value of the consideration to be paid in future for goods and services received, whether or not billed to the Company.

3.3 Provisions

A provision is recognized in the financial statements when the Company has a legal or constructive obligation as a result of past events and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of obligation.

3.4 Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

3.5 Contingent liabilities

A contingent liability is disclosed when the Company has a possible obligation as a result of past events, the existence of which will be confirmed only by the occurrence or non-occurrence, of one or more uncertain future events, not wholly within the control of the Company; or when the Company has a present legal or constructive obligation, that arises from past events, but it is not probable that an outflow of resources embodying economic benefits will be required to settle the obligation, or the amount of the obligation cannot be measured with sufficient reliability.

3.6 Financial liabilities

Financial liabilities are recognized when the Company becomes party to the contractual provision of the instruments and the Company loses control of the contractual right that comprise the financial liability when the obligation specified in the contract is discharged, cancelled or expired. The Company classifies its financial liabilities in two categories: at fair value through profit or loss and financial liabilities measured at amortized cost. The classification depends on the purpose for which the financial liabilities were incurred. Management determines the classification of its financial liabilities at initial recognition.

(a) Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss are financial liabilities held for trading. A financial liability is classified in this category if incurred principally for the purpose of trading or payment in the short-term. Derivatives (if any) are also categorized as held for trading unless they are designated as hedges.

(b) Financial liabilities measured at amortized cost

These are non-derivative financial liabilities with fixed or determinable payments that are not quoted in an active market. These are recognized initially at fair value, net of transaction costs incurred and are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the profit and loss account.

3.6.1 Derivative financial instruments and hedge accounting

Derivatives are recognised initially at fair value, any directly attributable transaction costs are recognised in profit or loss as they are incurred. Subsequent to initial recognition, derivatives are measured at fair value, and changes therein are generally recognised in profit and loss account.

The Company also holds derivative financial instruments to hedge its foreign currency exposures. Embedded derivatives are separated from the host contract and accounted for separately if certain criteria are met.

(a) Fair value hedge

Derivatives which are designated and qualify as fair value hedge, changes in the fair value of such derivatives are recorded in the profit and loss account, together with any changes in the fair value of the hedged asset or liability that are attributable to the hedged risk.

(b)      Cash flow hedges

When a derivative is designated as cash flow hedging instrument, the effective portion of changes in the fair value of the derivative is recognised in other comprehensive income and accumulated in the hedging reserve. Any ineffective portion of changes in the fair value of the derivative is recognised immediately in profit or loss.

The amount accumulated in equity is retained in other comprehensive income and reclassified to profit or loss in the same period or periods during which the hedged item affects profit or loss.

If the hedging instrument no longer meets the criteria for hedge accounting, expires or is sold, terminated or exercised, or the designation is revoked, then hedge accounting is discontinued prospectively. If the forecast transaction is no longer expected to occur, then the amount accumulated in equity is reclassified to profit or loss.

3.7 Property, plant and equipment

All equipments are stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, upto the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

Maintenance and normal repair costs are expensed out as and when incurred. Major renewals and improvements are capitalized and assets so replaced, if any are retired.

Gains and losses on disposal of fixed assets, if any, are recognized in statement of profit and loss.

3.8 Cash and cash equivalents

Cash and cash equivalents include cash in hand and deposits held at call with banks. For the purpose of the statement of cash flows, cash and cash equivalents bank balances and short term highly liquid investments subject to an insignificant risk of changes in value and with maturities of less than three months.

3.9 Revenue recognition

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet.

3.10 Functional and presentation currency

Items included in the financial statements are measured using the currency of the primary economic environment in which the Company operates. The financial statements are presented in US (Dollars) which is the Company's presentation currency. All financial information presented in US Dollars has been rounded to the nearest dollar unless otherwise stated.

3.11 Foreign currency transactions

Foreign currency transactions are translated into the functional currency using the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the exchange rate prevailing at the statement of financial position date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates are recognized in the profit and loss account.

3.12 Contingencies

The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s).

3.13 Inventories

Inventories, except for stock in transit, are stated at lower of cost and net realizable value. Stock in transit is valued at cost comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in ordinary course of business less estimated costs of completion and selling expenses.

3.14 Stock based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with generally accepted accounting principles. For employee stock-based awards, fair value of the award on the date of grant is calculated using the Black-Scholes method and the quoted price of the Company's common stock for stock options and unrestricted shares respectively.

The Company recognizes expense over the service period for awards expected to vest.

In case of non-employee stock-based awards, fair value of the award on the date of grant is calculated in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

3.15 Software Development cost

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

4 Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $

Primary Checking account	25,228
Checking account	357
Undeposited funds	5,046
30,632

5 Accounts Receivables

Opening balance	90,483
Net movement during the period	(12,151)
78,332
Less : Provision	(23,705)
Account Receivable - Net	54,628

6 Inventory

Opening balance	7,515
Net movement during the period	139,377
146,892

7 Prepaid expenses

Opening balance	45,019
Net movement during the period	(1,703)
Closing balance	43,316

8 Advances to suppliers

Opening balance	284,700
Net movement in liabilities during the period	(175,930)
Closing balance	108,771

9 Property, plant and equipment

Cost
Opening balance	53,625
Net movement during the period	31,964
Closing balance	85,589
Accumulated Depreciation
Opening balance	(36,232)
Net movement during the period	(17,875)
Closing balance	(54,107)
Closing Book value	31,482

10 Credit line payable - related party

Opening balance	–
Net movement during the period	397,500
Closing balance	397,500

11 Accounts payable

Opening balance	30,108
Net movement during the period	29,873
Closing balance	59,981

12 Deferred Revenue

Opening balance	320,978
Net movement during the period	(61,257)
Closing balance	259,721

13 Due to related party

Opening balance	500
Net movement during the period	–
Closing balance	500

14 Notes payable

Opening balance	6,237
Net movement during the period	4,873
Closing balance	11,110

15 Notes payable - Other

Opening balance	–
Net movement during the period	50,000
Closing balance	50,000

16 Derivative Liabilities

Opening balance	328,087
Net movement during the period	(218,383)
Closing balance	109,704

17 Convertible notes - net of discount

Opening balance	453,859
Net movement during the period	143,641
Closing balance	597,500

18 Accrued expenses and other current liabilities

Opening balance	152,858
Net movement during the period	16,937
Closing balance	169,795

19 Credit line payable - related party

Opening balance	397,500
Net movement during the period	(397,500)
Closing balance	–

20 Revenue

Sale of Lock boxes	363
Labor services	596
Sale of Medi-01 Kit	20,755
Sale of replacement parts	1,740
Accessories sale	4,896
Other Services	20,689
Monitoring activities	780,842
Shipping and Handling	4,914
Installation Revenue	18,100
Less: Discounts	(2,257)
850,638

21 Cost of sales

COG-Material Purchases	(65,132)
COG-Service	16,842
COG-Other	50,732
COG - Monitoring	114,813
COG-Shipping & Packaging	28,080
145,336

22 Selling expense

Marketing	29,944
Shipping Expense	722
Advertising	2,575
33,241

23 Interest expense

Bank Fees	1,693
Interest Expense - Warrants	179,059
Interest on OID	(20,417)
Interest for credit 3rd party	(780)
159,556

24 General and Administrative expense

Bad Debt Expense	11,058
Investor Relations	10,068
Administrative Pay	334,937
Consulting	46,109
Commissions	3,212
Payroll Taxes - Employer	68,901
Insurance - Workers Comp	770
Insurance - Liability	9,129
Security Services	500
Postage	3,587
Vehicles	28,417
Gas	8,998
Vehicle Maintenance	1,031
Legal & Professional Services	64,685
Accounting	85,500
Filing Fees	266
Merchant Fees	14,383
Dues & Subscriptions	547
Depreciation - Computers & Software	2,575
Software	32,290
Depreciation - Software Development Costs	15,300
Group Health Insurance	31,720
Dental Insurance	2,316
Insurance, Vehicle	7,920
Travel - Air Lines	24,174
Travel - Car Rental	769
Travel - lodging	5,637
Entertainment	2,550
Travel - Meals	17,783
Travel - Parking tolls train cab	5,794
Office Supplies	4,215
Cleaning / Janitorial	3,385
Rent	14,933
Telephone	25,550
Utilities - Electric and Gas	1,534
Utilities - Other	2,686
Payroll Processing Fees	3,131
Stock Compensation	3,550,000
Salaries-Officer's	117,550
Conferences	–
Administrative Costs	692
Computer Supplies & Maintenance	57
Income Taxes - Federal	(1,721)
4,562,938

14 Contingencies and Commitments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at the end of current reporting period, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations and there are no proceedings in which any directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

