Form 10-Q
period 2017-09-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2018-08-24
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 24, 2018: 48,847,177 shares of Common Stock, par value US $0.001

Table of Contents

PART 1

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at September 30, 2017 (Unaudited)

	Notes	As at September 30, 2017 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	7,668
Accounts receivable, net	5	88,498
Inventory	6	151,699
Prepaid expenses	7	43,316
Advances to suppliers		108,771
Total Current Assets		399,951

Property, plant and equipment, net	8	27,013

Total Assets		426,964

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party		397,500
Accounts payable	9	109,030
Deferred revenue		349,549
Due to related party		500
Notes payable		77,130
Notes payable - Other		50,000
Derivative liabilities		109,704
Convertible notes payable - net of discount		597,500
Accrued expenses and other current liabilities		173,216
Total Current Liabilities		1,864,129

Credit line payable - Related party	11	–

Total Liabilities		1,864,129

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		–
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14
Series D preferred Stock: $0.0001 par value;		43
Common stock: $0.0001 par value; 400,000,000 shares authorized	15	4,988
Additional paid in capital		16,685,314
Accumulated deficit		(18,127,525)
Total Shareholders’ Equity		(1,437,166)

Total Liabilities and Shareholders’ Equity		426,964

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the quarter ended September 30, 2017

	Notes	For the quarter ended September 30, 2017 (Amount in $)

Revenue	20	107,299
Cost of sales	21	(45,372)
Gross profit		61,927

Operating expenses
Selling expense	22	(1,466)
General and administrative	24	(256,800)
Research and development		–

Income / (Loss) from operations		(196,340)

Other Income / (expense)
Change in fair value of derivative instrument		–
Interest expense - related party		–
Interest expense		(733)
Other income		–

Net Profit / (loss) before taxes		(197,073)
Income tax		–
Net Profit / (loss)		(197,073)

Net loss per common share - Basic and Diluted		(0.00395)

Weighted average common shares outstanding - Basic & Diluted		49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at September 30, 2017 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at July 1, 2017 (Unaudited)	668	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(17,930,453)	(1,240,093)

Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–	–	(197,073)	(197,073)

Issuance of common stocks for	–	–	–	–	–	–	–	–	–	–	–	–	–

As at September 30, 2017 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(18,127,525)	(1,437,166)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

As at September 30, 2017 (Unaudited)

For the quarter ended September 30, 2017 (Amounts in $)
Cash flow from operating activities

(Loss) / profit before income tax	(197,073)

Adjustment for non cash charges and other items:
Common stock issued for services	–
Change in fair value of derivative instrument	–
Amortization of debt discount and original issue discount	(75,780)
Amortization and depreciation	4,469
Bad debt expense	–
(268,384)

Changes in working capital
Decrease / (increase) in accounts receivables	(33,871)
Decrease / (increase) in inventory	(4,807)
Decrease / (increase) in prepaid expenses	–
Decrease / (increase) in advances to suppliers	–
(Decrease) / increase in trade and other payables	49,050
(Decrease) / increase in accrued expenses	3,420
(Decrease) / increase in deferred revenue	89,829
103,621

Cash flow from operating activities	(164,763)

Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–
Cash flow from / (used) in investing activities	–

Cash flow from financing activities
Proceeds from convertible notes issued	–
Proceeds (repayment) from note payable	66,020
Proceeds from note payable - other	–
Cash flow from financing activities	66,020

Increase/(decrease) in cash and cash equivalents	(98,743)

Cash and cash equivalents at beginning of the period	106,411

Cash and cash equivalents at end of the period	7,668

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the quarter ended September 30, 2017

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

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i)	Equipment - estimated useful life of property, plant and equipment (note - 3.8)
ii)	Provision for doubtful debts (note - 3.4)
iii)	Provision for income tax (note - 3.1)
iv)	Valuation of Inventory (note - 3.13)

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

3.7 Property, plant and equipment

All equipment is stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

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

4 Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $

Primary Checking account	3,392
Checking account	130
Undeposited funds	4,146
7,668

5 Accounts Receivables

Opening balance	78,332
Net movement during the period	33,871
112,203
Less : Provision	(23,705)
Account Receivable - Net	88,498

6 Inventory

Opening balance	146,892
Net movement during the period	4,807
151,699

7 Prepaid expenses

Opening balance	43,316
Net movement during the period	–
Closing balance	43,316

8 Advances to suppliers

Opening balance	108,771
Net movement in liabilities during the period	–
Closing balance	108,771

9 Property, plant and equipment

Cost
Opening balance	85,589
Net movement during the period	–
Closing balance	85,589

Accumulated Depreciation
Opening balance	(54,107)
Net movement during the period	(4,469)
Closing balance	(58,576)
Closing Book value	27,013

10 Credit line payable - related party

Opening balance	397,500
Net movement during the period	–
Closing balance	397,500

11 Accounts payable

Opening balance	59,981
Net movement during the period	49,050
Closing balance	109,030

12 Deferred Revenue

Opening balance	259,721
Net movement during the period	89,829
Closing balance	349,549

13 Due to related party

Opening balance	500
Net movement during the period	–
Closing balance	500

14 Notes payable

Opening balance	11,110
Net movement during the period	66,020
Closing balance	77,130

15 Notes payable - Other

Opening balance	50,000
Net movement during the period	–
Closing balance	50,000

16 Derivative Liabilities

Opening balance	109,704
Net movement during the period	–
Closing balance	109,704

17 Convertible notes - net of discount

Opening balance	597,500
Net movement during the period	–
Closing balance	597,500

18 Accrued expenses and other current liabilities

Opening balance	169,795
Net movement during the period	3,420
Closing balance	173,216

19 Credit line payable - related party

Opening balance	–
Net movement during the period	–
Closing balance	–

20 Revenue

Sale of Lock boxes	630
Labor services	596
Sale of Medi-01 Kit	–
Sale of replacement parts	360
Accessories sale	120
Other Services	4,796
Monitoring activities	100,960
Shipping and Handling	1,547
Installation Revenue	–
Less: Discounts	(1,709)
107,299

21 Cost of sales

COG-Material Purchases	2,690
COG-Service	287
COG-Other	3,413
COG - Monitoring	30,871
COG-Shipping & Packaging	8,110
45,372

22 Selling expense

Marketing	1,466
Shipping Expense	–
Advertising	–
1,466

23 Interest expense

Bank Fees	733
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	–
733

24 General and Administrative expense

Bad Debt Expense	–
Investor Relations	1,400
Administrative Pay	103,379
Consulting	6,747
Commissions	–
Payroll Taxes - Employer	42,182
Insurance - Workers Comp	1,750
Insurance - Liability	1,000
Security Services	–
Postage	595
Vehicles	7,039
Gas	1,217
Vehicle Maintenance	2,132
Legal & Professional Services	12,750
Accounting	12,600
Filing Fees	975
Merchant Fees	4,012
Dues & Subscriptions	380
Depreciation - Computers & Software	644
Software	12,986
Depreciation - Software Development Costs	3,825
Group Health Insurance	10,453
Dental Insurance	846
Insurance, Vehicle	2,502
Travel - Air Lines	4,167
Travel - Car Rental	118
Travel - lodging	104
Entertainment	612
Travel - Meals	2,310
Travel - Parking tolls train cab	1,979
Office Supplies	1,125
Cleaning / Janitorial	1,000
Rent	6,131
Telephone	7,410
Utilities - Electric and Gas	453
Utilities - Other	1,115
Payroll Processing Fees	778
Stock Compensation	–
Salaries-Officer's	84
Conferences	–
Administrative Costs	–
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
256,800

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

This Quarterly Report on Form 10-Q for the current period ended contains "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words "believes," "expects," "anticipates," or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Additionally, the iHelp+3G will be used as the communication device for Bluetooth-enabled devices and used for collecting vital sign data and storing the data in any requested manner in encrypted HIPAA-compliant cloud servers for access by proper parties.

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

“A personal emergency communication system includes a user-carried portable communication unit having a single button, which when depressed by the user, wirelessly sends a call request signal to a base unit. The base unit initiates a telephone call through a dial-up network to an emergency response center and places an operator at the emergency center responder in wireless voice communication with the portable unit when the call is connected. The telephone number to be called can be stored in at least one of the portable unit and the base unit. A speech synthesizer operating in combination with automated voice messages stored in at least one of the base unit and portable unit system memory are used to advise the user of the status of the call, and to provide the user with verbal confirmation that functional systems of the base unit are operating properly.”

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

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has working capital deficit, did not generate cash from its operations, had stockholders’ deficit and had operating loss for prior years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

The Company believes it can satisfy its cash requirements for the next twelve months with its current cash flow from business operations, although there can be no assurance to that effect. If the Company is unable to satisfy its cash requirements, it may be unable to proceed with its plan of operation. The Company do not anticipate the purchase or sale of any significant equipment. The Company also do not expect any significant additions to the number of employees. The foregoing represents the Company’s best estimate of its cash needs based on current planning and business conditions. In the event the Company is not successful in reaching its initial revenue targets, additional funds may be required, and it may not be able to proceed with its business plan for the development and marketing of its core services. If this occur, the Company may be forced to suspend or cease operations.

The Company anticipates incurring operating losses in the foreseeable future. Therefore, the Company’s auditors have raised substantial doubt about its ability to continue as a going concern.

Off-Balance Sheet Arrangements

At the end of the reporting period, the Company did not has any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Ronnie Adams, the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of fiscal year pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the ͞“Exchange Act”). Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it file under the Exchange Act is accumulated and communicated to its management, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, Mr. Adams concluded that the disclosure controls and procedures of the Company were ineffective as at the period end to ensure that information required to be disclosed by the Company in the reports that it file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded, as of the current period ended, that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

•	The Company is committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, the Company was not able to hire sufficient internal audit resources by the period end. However, internally it has established a central management centre to recruit more senior qualified people in order to improve its internal control procedures. Externally, the Company is looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. The Company will also increase its efforts to hire the qualified resources.
•	The Company intends to establish an audit committee of the board of directors as soon as practicable. It envisions that the audit committee will be primarily responsible for reviewing the services performed by the Company’s independent auditors, evaluating its accounting policies and its system of internal controls.

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

PART II

Item 1. Legal Proceedings

The Company is not presently a party to any litigation nor, to our knowledge, is any litigation threatened against it, which may materially affect its business or its assets.

Item 1A. Risk Factors

The information to be reported under this Item is not required of smaller reporting companies. However, there have been no material changes from the risk factors previously disclosed in our Report on Form 8-K for the fiscal year ended immediately prior to the current reporting, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as noted above and previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

Item 3. Defaults upon Senior Securities

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

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

