Form 10-Q
period 2017-12-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2018-08-24
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended December 31, 2017

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]     No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]      No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller Reporting Company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 24, 2018: 48,847,177 shares of Common Stock, par value US $0.001

Table of Contents

PART 1

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at December 31, 2017 (Unaudited)

	Notes	As at December 31, 2017 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	(2,893)
Accounts receivable, net	5	55,716
Inventory	6	96,829
Prepaid expenses	7	43,316
Advances to suppliers		108,771
Total Current Assets		301,739

Property, plant and equipment, net	8	22,545

Total Assets		324,283

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party		397,500
Accounts payable	9	127,260
Deferred revenue		480,459
Due to related party		500
Notes payable		65,009
Notes payable - Other		50,000
Derivative liabilities		109,704
Convertible notes payable - net of discount		597,500
Accrued expenses and other current liabilities		172,510
Total Current Liabilities		2,000,442

Credit line payable - Related party	11	–

Total Liabilities		2,000,442

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		–
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14
Series D preferred Stock: $0.0001 par value;		43
Common stock: $0.0001 par value; 400,000,000 shares authorized	15	4,988
Additional paid in capital		16,685,314
Accumulated deficit		(18,366,518)
Total Shareholders’ Equity		(1,676,159)

Total Liabilities and Shareholders’ Equity		324,283

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the six months ended December 31, 2017

	Notes	For the six months ended December 31, 2017 (Amount in $)

Revenue	20	166,053
Cost of sales	21	(104,296)
Gross profit		61,757

Operating expenses
Selling expense	22	(2,963)
General and administrative	24	(490,001)
Research and development		–

Income / (Loss) from operations		(431,207)

Other Income / (expense)
Change in fair value of derivative instrument		–
Interest expense - related party		–
Interest expense		(4,858)
Other income		–

Net Profit / (loss) before taxes		(436,066)
Income tax		–
Net Profit / (loss)		(436,066)

Net loss per common share - Basic and Diluted		(0.00874)

Weighted average common shares outstanding - Basic & Diluted		49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at December 31, 2017 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at July 1, 2017 (Unaudited)	668	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(17,930,453)	(1,240,093)

Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–	–	(436,066)	(436,066)

Issuance of common stocks for	–	–	–	–	–	–	–	–	–	–	–	–	–

As at December 31, 2017 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(18,366,518)	(1,676,159)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

As at December 31, 2017 (Unaudited)

For the six months ended December 31, 2017 (Amounts in $)
Cash flow from operating activities

(Loss) / profit before income tax	(436,066)

Adjustment for non cash charges and other items:
Common stock issued for services	–
Change in fair value of derivative instrument	–
Amortization of debt discount and original issue discount	(75,780)
Amortization and depreciation	8,938
Bad debt expense	–
(502,908)

Changes in working capital
Decrease / (increase) in accounts receivables	(1,089)
Decrease / (increase) in inventory	50,063
Decrease / (increase) in prepaid expenses	–
Decrease / (increase) in advances to suppliers	–
(Decrease) / increase in trade and other payables	67,279
(Decrease) / increase in accrued expenses	2,714
(Decrease) / increase in deferred revenue	220,738
339,706

Cash flows used in operating activities	(163,202)

Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–
Cash flow from / (used) in investing activities	–

Cash flow from financing activities
Proceeds from convertible notes issued	–
Proceeds (repayment) from note payable	53,899
Proceeds from note payable - other	–
Cash flow from financing activities	53,899

Increase/(decrease) in cash and cash equivalents	(109,304)

Cash and cash equivalents at beginning of the year	106,411

Cash and cash equivalents at end of the period	(2,893)

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the six months ended December 31, 2017

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

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, up to the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

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

4 Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $

Primary Checking account	16,762
Checking account	421
Undeposited funds	(20,076)
(2,893)

5 Accounts Receivables

Opening balance	78,332
Net movement during the period	1,089
79,421
Less : Provision	(23,705)
Account Receivable - Net	55,716

6 Inventory

Opening balance	146,892
Net movement during the period	(50,063)
96,829

7 Prepaid expenses

Opening balance	43,316
Net movement during the period	–
Closing balance	43,316

8 Advances to suppliers

Opening balance	108,771
Net movement in liabilities during the period	–
Closing balance	108,771

9 Property, plant and equipment

Cost
Opening balance	85,589
Net movement during the period	–
Closing balance	85,589

Accumulated Depreciation
Opening balance	(54,107)
Net movement during the period	(8,938)
Closing balance	(63,045)
Closing Book value	22,545

10 Credit line payable - related party

Opening balance	397,500
Net movement during the period	–
Closing balance	397,500

11 Accounts payable

Opening balance	59,981
Net movement during the period	67,279
Closing balance	127,260

12 Deferred Revenue

Opening balance	259,721
Net movement during the period	220,738
Closing balance	480,459

13 Due to related party

Opening balance	500
Net movement during the period	–
Closing balance	500

14 Notes payable

Opening balance	11,110
Net movement during the period	53,899
Closing balance	65,009

15 Notes payable - Other

Opening balance	50,000
Net movement during the period	–
Closing balance	50,000

16 Derivative Liabilities

Opening balance	109,704
Net movement during the period	–
Closing balance	109,704

17 Convertible notes - net of discount

Opening balance	597,500
Net movement during the period	–
Closing balance	597,500

18 Accrued expenses and other current liabilities

Opening balance	169,795
Net movement during the period	2,714
Closing balance	172,510

19 Credit line payable - related party

Opening balance	–
Net movement during the period	–
Closing balance	–

20 Revenue

Sale of Lock boxes	630
Labor services	596
Sale of Medi-01 Kit	599
Sale of replacement parts	390
Accessories sale	3,103
Other Services	6,424
Monitoring activities	154,599
Shipping and Handling	2,985
Installation Revenue	–
Less: Discounts	(3,272)
166,053

21 Cost of sales

COG-Material Purchases	4,535
COG-Service	1,261
COG-Other	7,742
COG - Monitoring	80,145
COG-Shipping & Packaging	10,612
104,296

22 Selling expense

Marketing	2,901
Shipping Expense	62
Advertising	–
2,963

23 Interest expense

Bank Fees	4,858
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	–
4,858

24 General and Administrative expense

Bad Debt Expense	–
Investor Relations	2,100
Administrative Pay	210,081
Consulting	15,035
Commissions	507
Payroll Taxes - Employer	85,861
Insurance - Workers Comp	1,750
Insurance - Liability	1,000
Security Services	–
Postage	729
Vehicles	12,808
Gas	2,751
Vehicle Maintenance	2,433
Legal & Professional Services	13,767
Accounting	23,600
Filing Fees	975
Merchant Fees	8,466
Dues & Subscriptions	447
Depreciation - Computers & Software	1,287
Software	23,102
Depreciation - Software Development Costs	7,650
Group Health Insurance	19,037
Dental Insurance	1,482
Insurance, Vehicle	4,517
Travel - Air Lines	6,302
Travel - Car Rental	118
Travel - lodging	104
Entertainment	2,009
Travel - Meals	4,632
Travel - Parking tolls train cab	3,221
Office Supplies	2,216
Cleaning / Janitorial	1,750
Rent	9,466
Telephone	15,913
Utilities - Electric and Gas	801
Utilities - Other	1,561
Payroll Processing Fees	1,533
Stock Compensation	–
Salaries-Officer's	84
Conferences	–
Administrative Costs	906
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
490,001

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

