Form 10-Q
period 2018-03-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2018-08-24
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2018

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

PART 1

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at March 31, 2018 (Unaudited)

	Notes	As at March 31, 2018 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	(10,766)
Accounts receivable, net	5	73,042
Inventory	6	13,590
Prepaid expenses	7	43,316
Advances to suppliers		108,771
Total Current Assets		227,951

Property, plant and equipment, net	8	18,076

Total Assets		246,027

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party		397,500
Accounts payable	9	101,570
Deferred revenue		202,411
Due to related party		11,500
Notes payable		84,557
Notes payable - Other		50,000
Derivative liabilities		109,704
Convertible notes payable - net of discount		597,500
Accrued expenses and other current liabilities		202,192
Total Current Liabilities		1,756,934

Credit line payable - Related party	11	–

Total Liabilities		1,756,934

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		–
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14
Series D preferred Stock: $0.0001 par value;		43
Common stock: $0.0001 par value; 400,000,000 shares authorized	15	4,988
Additional paid in capital		16,685,314
Accumulated deficit		(18,201,266)
Total Shareholders’ Equity		(1,510,907)

Total Liabilities and Shareholders’ Equity		246,027

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the nine months ended March 31, 2018

	Notes	For the nine months ended March 31, 2018 (Amount in $)

Revenue	20	653,920
Cost of sales	21	(202,008)
Gross profit		451,912

Operating expenses
Selling expense	22	(4,024)
General and administrative	24	(712,374)
Research and development		–

Income / (Loss) from operations		(264,486)

Other Income / (expense)
Change in fair value of derivative instrument		–
Interest expense - related party		–
Interest expense		(6,328)
Other income		–

Net Profit / (loss) before taxes		(270,814)
Income tax		–
Net Profit / (loss)		(270,814)

Net loss per common share - Basic and Diluted		(0.00543)

Weighted average common shares outstanding - Basic & Diluted		49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at March 31, 2018 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at July 1, 2017 (Unaudited)	668	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(17,930,453)	(1,240,093)

Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–	–	(270,814)	(270,814)

Issuance of common stocks for	–	–	–	–	–	–	–	–	–	–	–	–	–

As at March 31, 2018 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(18,201,266)	(1,510,907)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

As at March 31, 2018 (Unaudited)

For the nine months ended March 31, 2018 (Amounts in $)
Cash flow from operating activities

(Loss) / profit before income tax	(270,814)

Adjustment for non cash charges and other items:
Common stock issued for services	–
Change in fair value of derivative instrument	–
Amortization of debt discount and original issue discount	(64,780)
Amortization and depreciation	13,406
Bad debt expense	–
(322,187)

Changes in working capital
Decrease / (increase) in accounts receivables	(18,414)
Decrease / (increase) in inventory	133,302
Decrease / (increase) in prepaid expenses	–
Decrease / (increase) in advances to suppliers	–
(Decrease) / increase in trade and other payables	41,589
(Decrease) / increase in accrued expenses	32,397
(Decrease) / increase in deferred revenue	(57,310)
131,564

Cash flows used in operating activities	(190,624)

Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–
Cash flow from / (used) in investing activities	–

Cash flow from financing activities
Proceeds from convertible notes issued	–
Proceeds (repayment) from note payable	73,447
Proceeds from note payable - other	–
Cash flow from financing activities	73,447

Increase/(decrease) in cash and cash equivalents	(117,177)

Cash and cash equivalents at beginning of the period	106,411

Cash and cash equivalents at end of the period	(10,766)

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the nine months ended March 31, 2018

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

4 Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $

Primary Checking account	10,309
Checking account	163
Undeposited funds	(21,238)
(10,766)

5 Accounts Receivables

Opening balance	78,332
Net movement during the period	18,414
96,747
Less : Provision	(23,705)
Account Receivable - Net	73,042

6 Inventory

Opening balance	146,892
Net movement during the period	(133,302)
13,590

7 Prepaid expenses

Opening balance	43,316
Net movement during the period	–
Closing balance	43,316

8 Advances to suppliers

Opening balance	108,771
Net movement in liabilities during the period	–
Closing balance	108,771

9 Property, plant and equipment

Cost
Opening balance	85,589
Net movement during the period	–
Closing balance	85,589

Accumulated Depreciation
Opening balance	(54,107)
Net movement during the period	(13,406)
Closing balance	(67,513)
Closing Book value	18,076

10 Credit line payable - related party

Opening balance	397,500
Net movement during the period	–
Closing balance	397,500

11 Accounts payable

Opening balance	59,981
Net movement during the period	41,589
Closing balance	101,570

12 Deferred Revenue

Opening balance	259,721
Net movement during the period	(57,310)
Closing balance	202,411

13 Due to related party

Opening balance	500
Net movement during the period	11,000
Closing balance	11,500

14 Notes payable

Opening balance	11,110
Net movement during the period	73,447
Closing balance	84,557

15 Notes payable - Other

Opening balance	50,000
Net movement during the period	–
Closing balance	50,000

16 Derivative Liabilities

Opening balance	109,704
Net movement during the period	–
Closing balance	109,704

17 Convertible notes - net of discount

Opening balance	597,500
Net movement during the period	–
Closing balance	597,500

18 Accrued expenses and other current liabilities

Opening balance	169,795
Net movement during the period	32,397
Closing balance	1202,192

19 Credit line payable - related party

Opening balance	–
Net movement during the period	–
Closing balance	–

20 Revenue

Sale of Lock boxes	723
Labor services	597
Sale of Medi-01 Kit	889
Sale of replacement parts	525
Accessories sale	3,132
Other Services	10,602
Monitoring activities	637,075
Shipping and Handling	5,651
Installation Revenue	–
Less: Discounts	(5,272)
653,920

21 Cost of sales

COG-Material Purchases	6,038
COG-Service	1,473
COG-Other	10,519
COG - Monitoring	170,123
COG-Shipping & Packaging	13,855
202,008

22 Selling expense

Marketing	4,024
Shipping Expense	–
Advertising	–
4,024

23 Interest expense

Bank Fees	5,797
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	531
6,328

24 General and Administrative expense

Bad Debt Expense	–
Investor Relations	3,150
Administrative Pay	317,878
Consulting	22,230
Commissions	–
Payroll Taxes - Employer	130,556
Insurance - Workers Comp	2,125
Insurance - Liability	–
Security Services	–
Postage	1,120
Vehicles	19,903
Gas	4,739
Vehicle Maintenance	2,698
Legal & Professional Services	14,517
Accounting	29,600
Filing Fees	–
Merchant Fees	11,258
Dues & Subscriptions	327
Depreciation - Computers & Software	1,931
Software	31,677
Depreciation - Software Development Costs	11,475
Group Health Insurance	28,222
Dental Insurance	2,209
Insurance, Vehicle	6,953
Travel - Air Lines	5,467
Travel - Car Rental	422
Travel - lodging	–
Entertainment	2,393
Travel - Meals	6,415
Travel - Parking tolls train cab	4,202
Office Supplies	2,753
Cleaning / Janitorial	2,775
Rent	12,544
Telephone	21,945
Utilities - Electric and Gas	1,549
Utilities - Other	1,797
Payroll Processing Fees	2,435
Stock Compensation	–
Salaries-Officer's	–
Conferences	–
Administrative Costs	5,109
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
712,374

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

