Form 10-K
period 2018-06-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2018-08-24
CIK 1443089

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [_]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

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

It is planned that by the end of 2017 the iHelp+3G™ will be used as the communication device for Low Energy Bluetooth 4.0-enabled devices, and used for collecting and sending vital sign data, in any requested manner, to encrypted HIPAA-compliant cloud servers for access by proper parties.

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

Under the supervision and with the participation of management, including the Company's Chief Executive Officer/Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded, as of June 30, 2018, that our internal controls over financial reporting were ineffective due to the material weakness identified.

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

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ DANIEL SOBOLOWSKI
Daniel Sobolowski
President, Chief Executive Officer and Director
Date: August 24, 2018		(Principal Executive Officer)

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at June 30, 2018 (Unaudited)

	Notes	As at June 30, 2018 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	4,517
Accounts receivable, net	5	77,287
Inventory	6	91,287
Prepaid expenses	7	43,316
Advances to suppliers		–
Total Current Assets		216,407

Property, plant and equipment, net	8	13,607

Total Assets		230,014

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party		397,500
Accounts payable	9	93,758
Deferred revenue		215,880
Due to related party		7,400
Notes payable		83,236
Notes payable - Other		50,000
Derivative liabilities		109,704
Convertible notes payable - net of discount		597,500
Accrued expenses and other current liabilities		194,370
Total Current Liabilities		1,749,348

Credit line payable - Related party	11	–

Total Liabilities		1,749,348

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		–
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14
Series D preferred Stock: $0.0001 par value;		43
Common stock: $0.0001 par value; 400,000,000 shares authorized	15	4,988
Additional paid in capital		16,685,314
Accumulated deficit		(18,209,693)
Total Shareholders’ Equity		(1,519,334)

Total Liabilities and Shareholders’ Equity		230,014

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the year ended June 30, 2018

	Notes	For the year ended June 30, 2018 (Amount in $)

Revenue	20	976,003
Cost of sales	21	(261,498)
Gross profit		714,506

Operating expenses
Selling expense	22	(5,595)
General and administrative	24	(944,510)
Research and development		–

Income / (Loss) from operations		(235,600)

Other Income / (expense)
Change in fair value of derivative instrument		–
Interest expense - related party		–
Interest expense		(43,641)
Other income		–

Net Profit / (loss) before taxes		(279,241)
Income tax		–
Net Profit / (loss)		(279,241)

Net loss per common share - Basic and Diluted		(0.00560)

Weighted average common shares outstanding - Basic & Diluted		49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at June 30, 2018 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at July 1, 2017 (Unaudited)	668	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(17,930,453)	(1,240,093)

Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–	–	(279,241)	(279,241)

Issuance of common stock	–	–	–	–	–	–	–	–	–	–	–	–	–

As at June 30, 2018 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43	49,878,676	4,988	16,685,314	(18,209,693)	(1,519,334)

Wearable Healthcare Solutions, Inc.

Statement of Cash Dlows

As at June 30, 2018 (Unaudited)

For the year ended June 30, 2018 (Amounts in $)
Cash flow from operating activities

(Loss) / profit before income tax	(279,241)

Adjustment for non cash charges and other items:
Common stock issued for services	–
Change in fair value of derivative instrument	–
Amortization of debt discount and original issue discount	(69,380)
Amortization and depreciation	17,875
Bad debt expense	–
(330,746)

Changes in working capital
Decrease / (increase) in accounts receivables	(22,659)
Decrease / (increase) in inventory	55,605
Decrease / (increase) in prepaid expenses	–
Decrease / (increase) in advances to suppliers	108,771
(Decrease) / increase in trade and other payables	33,777
(Decrease) / increase in accrued expenses	24,574
(Decrease) / increase in deferred revenue	(43,841)
156,227

Cash flow from operating activities	(174,519)

Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–
Cash flow from / (used) in investing activities	–

Cash flow from financing activities
Proceeds from convertible notes issued	–
Proceeds (repayment) from note payable	72,126
Proceeds from note payable - other	–
Cash flow from financing activities	72,126

Increase/(decrease) in cash and cash equivalents	(102,393)

Cash and cash equivalents at beginning of the year	106,411

Cash and cash equivalents at end of the year	4,018

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the year ended June 30, 2018

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

4 Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $

Primary Checking account	923
Checking account	291
Undeposited funds	3,303
4,517

5 Accounts Receivables

Opening balance	78,332
Net movement during the period	22,659
100,992
Less : Provision	(23,705)
Account Receivable - Net	77,287

6 Inventory

Opening balance	146,892
Net movement during the period	(55,605)
91,287

7 Prepaid expenses

Opening balance	43,316
Net movement during the period	–
Closing balance	43,316

8 Advances to suppliers

Opening balance	108,771
Net movement in liabilities during the period	(108,771)
Closing balance	–

9 Property, plant and equipment

Cost
Opening balance	85,589
Net movement during the period	–
Closing balance	85,589
Accumulated Depreciation
Opening balance	(54,107)
Net movement during the period	(17,875)
Closing balance	(71,982)
Closing Book value	13,607

10 Credit line payable - related party

Opening balance	397,500
Net movement during the period	–
Closing balance	397,500

11 Accounts payable

Opening balance	59,981
Net movement during the period	33,777
Closing balance	93,758

12 Deferred Revenue

Opening balance	259,721
Net movement during the period	(43,841)
Closing balance	215,880

13 Due to related party

Opening balance	500
Net movement during the period	6,900
Closing balance	7,400

14 Notes payable

Opening balance	11,110
Net movement during the period	72,126
Closing balance	83,236

15 Notes payable - Other

Opening balance	50,000
Net movement during the period	–
Closing balance	50,000

16 Derivative Liabilities

Opening balance	109,704
Net movement during the period	–
Closing balance	109,704

17 Convertible notes - net of discount

Opening balance	597,500
Net movement during the period	–
Closing balance	597,500

18 Accrued expenses and other current liabilities

Opening balance	169,795
Net movement during the period	24,574
Closing balance	194,370

19 Credit line payable - related party

Opening balance	–
Net movement during the period	–
Closing balance	–

20 Revenue

Sale of Lock boxes	763
Labor services	597
Sale of Medi-01 Kit	969
Sale of replacement parts	705
Accessories sale	4,114
Other Services	12,668
Monitoring activities	953,701
Shipping and Handling	9,467
Installation Revenue	–
Less: Discounts	(6,981)
976,003

21 Cost of sales

COG-Material Purchases	6,285
COG-Service	1,528
COG-Other	12,769
COG - Monitoring	217,969
COG-Shipping & Packaging	22,947
261,498

22 Selling expense

Marketing	5,533
Shipping Expense	62
Advertising	–
5,595

23 Interest expense

Bank Fees	9,264
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	34,378
43,641

24 General and Administrative expense

Bad Debt Expense	–
Investor Relations	3,150
Administrative Pay	412,936
Consulting	30,107
Commissions	507
Payroll Taxes - Employer	165,212
Insurance - Workers Comp	2,126
Insurance - Liability	4,665
Security Services	–
Postage	1,370
Vehicles	25,962
Gas	6,494
Vehicle Maintenance	2,698
Legal & Professional Services	14,517
Accounting	36,200
Filing Fees	975
Merchant Fees	11,353
Dues & Subscriptions	558
Depreciation - Computers & Software	2,575
Software	63,510
Depreciation - Software Development Costs	15,300
Group Health Insurance	41,758
Dental Insurance	2,978
Insurance, Vehicle	8,464
Travel - Air Lines	6,547
Travel - Car Rental	422
Travel - lodging	1,810
Entertainment	3,381
Travel - Meals	8,627
Travel - Parking tolls train cab	5,222
Office Supplies	3,713
Cleaning / Janitorial	3,625
Rent	14,596
Telephone	27,311
Utilities - Electric and Gas	2,070
Utilities - Other	3,354
Payroll Processing Fees	3,260
Stock Compensation	–
Salaries-Officer's	84
Conferences	500
Administrative Costs	6,575
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
944,510

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

