Form 10-Q
period 2018-09-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2018-12-06
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2018

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number 333-153290

WEARABLE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169

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

PART 1

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at September 30, 2018 (Unaudited)

	Notes	As at September 30, 2018 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	55,098
Accounts receivable, net	5	82,704
Inventory	6	97,677
Prepaid expenses	7	46,348
Advances to suppliers		–
Total Current Assets		281,826

Property, plant and equipment, net	8	14,151

Total Assets		295,978

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party	9	421,350
Accounts payable	10	97,508
Deferred revenue	11	228,833
Due to related party	12	7,844
Notes payable	13	88,230
Notes payable - Other	14	53,000
Derivative liabilities	15	119,578
Convertible notes payable - net of discount	16	671,400
Accrued expenses and other current liabilities	17	202,144
Total Current Liabilities		1,889,887

Credit line payable - Related party	18	–

Total Liabilities		1,889,887

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		–
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14
Series D preferred Stock: $0.0001 par value;		43
Series E preferred Stock; $0.0001 par value;		400
Common stock: $0.0001 par value; 400,000,000 shares authorized		4,988
Additional paid in capital		16,685,314
Accumulated deficit		(18,284,669)
Total Shareholders’ Equity		(1,593,909)

Total Liabilities and Shareholders’ Equity		295,978

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the quarter ended September 30, 2018

	Notes	For the quarter ended September 30, 2018 (Amount in $)

Revenue	20	1,015,043
Cost of sales	21	(245,808)
Gross profit		769,236

Operating expenses
Selling expense	22	(5,259)
General and administrative	24	(797,929)
Research and development		–

Income / (Loss) from operations		(33,952)

Other Income / (expense)
Change in fair value of derivative instrument		–
Interest expense - related party		–
Interest expense		(41,023)
Other income		–

Net Profit / (loss) before taxes		(74,975)
Income tax		–
Net Profit / (loss)		(74,975)

Net loss per common share - Basic and Diluted		(0.00150)

Weighted average common shares outstanding - Basic & Diluted		49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at September 30, 2018 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	Amounts in $
As at July 1, 2018 (Unaudited)	668	0	9,938	1	138,886	14	425,000	43

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Issuance of preferred stocks	–	–	–	–	–	–	–	–

As at September 30, 2018 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43

	Series E - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at July 1, 2018 (Unaudited)	–	–	49,878,676	4,988	16,685,314	(18,209,693)	(1,519,334)

Profit/(loss) for the period	–	–	–	–	–	(74,975)	(74,975)

Issuance of preferred stocks	4,000,000	400	–	–	–	–	–

As at September 30, 2018 (Unaudited)	4,000,000	400	49,878,676	4,988	16,685,314	(18,284,669)	(1,594,309)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

For the quarter ended September 30, 2018 (Unaudited)

For the quarter ended September 30, 2018 (Amounts in $)
Cash flow from operating activities

(Loss) / profit before income tax	(74,975)

Adjustment for non cash charges and other items:
Common stock issued for services	–
Change in fair value of derivative instrument	–
Amortization of debt discount and original issue discount	41,091
Amortization and depreciation	18,590
Bad debt expense	–
(15,294)
Changes in working capital
Decrease / (increase) in accounts receivables	(7,076)
Decrease / (increase) in inventory	(6,390)
Decrease / (increase) in prepaid expenses	(3,032)
Decrease / (increase) in advances to suppliers	–
(Decrease) / increase in trade and other payables	3,750
(Decrease) / increase in accrued expenses	7,775
(Decrease) / increase in deferred revenue	12,953
7,980

Cash flows used in operating activities	(7,314)

Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–
Cash flow from / (used) in investing activities	–

Cash flow from financing activities
Proceeds from issuance of preferred stock	400
Proceeds from credit line	50,000
Proceeds (repayment) from note payable	4,994
Proceeds from note payable - other	3,000
Cash flow from financing activities	58,394

Increase/(decrease) in cash and cash equivalents	51,080

Cash and cash equivalents at beginning of the year	4,018

Cash and cash equivalents at end of the period	55,098

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the quarter ended September 30, 2018

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

The Company is primarily engaged in utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

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

4 Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $

Primary Checking account	960
Checking account	50,702
Undeposited funds	3,436
55,098

5 Accounts Receivables

Opening balance	100,992
Net movement during the period	7,076
108,068
Less : Provision	(25,364)
Account Receivable - Net	82,704

6 Inventory

Opening balance	91,287
Net movement during the period	6,390
97,677

7 Prepaid expenses

Opening balance	43,316
Net movement during the period	3,032
Closing balance	46,348

8 Advances to suppliers

Opening balance	–
Net movement in liabilities during the period	–
Closing balance	–

9 Property, plant and equipment

Cost
Opening balance	85,589
Net movement during the period	3,424
Closing balance	89,013

Accumulated Depreciation
Opening balance	(71,982)
Net movement during the period	(2,879)
Closing balance	(74,861)
Closing Book value	14,151

10 Credit line payable - related party

Opening balance	397,500
Net movement during the period	23,850
Closing balance	421,350

11 Accounts payable

Opening balance	93,758
Net movement during the period	3,750
Closing balance	97,508

12 Deferred Revenue

Opening balance	215,880
Net movement during the period	12,953
Closing balance	228,833

13 Due to related party

Opening balance	7,400
Net movement during the period	444
Closing balance	7,844

14 Notes payable

Opening balance	83,236
Net movement during the period	4,994
Closing balance	88,230

15 Notes payable - Other

Opening balance	50,000
Net movement during the period	3,000
Closing balance	53,000

16 Derivative Liabilities

Opening balance	109,704
Net movement during the period	9,873
Closing balance	119,578

17 Convertible notes - net of discount

Opening balance	597,500
Net movement during the period	73,900
Closing balance	671,400

17.1	During the period, the company secured a $50,000 line of credit from EMRY CAPITAL bearing interest at 8% per annul secured by company stock (convertible note) convertible as per default provisions. The Company has earmarked these funds exclusively towards the successful VR product line.

18 Accrued expenses and other current liabilities

Opening balance	194,370
Net movement during the period	7,775
Closing balance	202,144

19 Revenue

Sale of Lock boxes	793
Labor services	620
Sale of Medi-01 Kit	1,008
Sale of replacement parts	733
Accessories sale	4,279
Other Services	13,175
Monitoring activities	991,849
Shipping and Handling	9,846
Installation Revenue	–
Less: Discounts	(7,260)
1,015,043

20 Cost of sales

COG - Material Purchases	5,907
COG - Service	1,436
COG - Other	12,003
COG - Monitoring	204,891
COG - Shipping & Packaging	21,570
245,808

21 Selling expense

Marketing	5,201
Shipping Expense	58
Advertising	–
5,259

22 Interest expense

Bank Fees	8,708
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	32,315
41,023

23 General and Administrative expense

Bad Debt Expense	–
Investor Relations	2,961
Administrative Pay	289,055
Consulting	28,300
Commissions	476
Payroll Taxes - Employer	155,299
Insurance - Workers Comp	1,998
Insurance - Liability	4,385
Security Services	–
Postage	1,287
Vehicles	24,404
Gas	6,104
Vehicle Maintenance	2,536
Legal & Professional Services	13,646
Accounting	34,028
Filing Fees	917
Merchant Fees	10,672
Dues & Subscriptions	524
Depreciation - Computers & Software	2,678
Software	66,051
Depreciation - Software Development Costs	15,912
Group Health Insurance	39,253
Dental Insurance	2,800
Insurance, Vehicle	7,956
Travel - Air Lines	6,154
Travel - Car Rental	397
Travel - lodging	1,701
Entertainment	3,178
Travel - Meals	8,109
Travel - Parking tolls train cab	4,909
Office Supplies	3,491
Cleaning / Janitorial	3,408
Rent	13,720
Telephone	25,672
Utilities - Electric and Gas	1,946
Utilities - Other	3,153
Payroll Processing Fees	3,064
Stock Compensation	–
Salaries-Officer's	52
Conferences	500
Administrative Costs	7,233
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
797,929

24 Share Capital

During the current period, the Company has issued 4 million Class E preferred stock which is convertible into 400 million common stock.

25 Contingencies and Commitments

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

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2018, (ii) Statement of Operations for the three months ended September 30, 2018, (iii) Statement of Cash Flows for the three months ended September 30, 2018, and (iv) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ Charles Langrill
Charles Langrill
President, Chief Executive Officer and Director
Date: December 4, 2018		(Principal Executive Officer)

