Form 10-Q
period 2018-12-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2019-05-08
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]     No  [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [_]      No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2018: 94,699,177 shares of Common Stock, par value US $0.001

Table of Contents

PART 1

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Balance Sheets

		As at
	Notes	December 31, 2018 (Unaudited) ($)	June 30, 2018 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	59,580	4,517
Accounts receivable, net	5	82,704	77,287
Inventory	6	97,677	91,287
Prepaid expenses	7	46,348	43,316
Total Current Assets		286,309	216,407

Property, plant and equipment, net	8	11,474	13,607
Total Assets		297,782	230,014

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party	9	421,350	397,500
Accounts payable	10	97,508	93,758
Deferred revenue	11	228,833	215,880
Due to related party	12	7,844	7,400
Notes payable	13	88,230	83,236
Notes payable - Other	14	53,000	50,000
Derivative liabilities	15	119,578	109,704
Convertible notes payable - net of discount	16	671,400	597,500
Accrued expenses and other current liabilities	17	202,868	194,370

Total Current Liabilities		1,890,611	1,749,348

Credit line payable - Related party	18	–	–

Total Liabilities		1,890,611	1,749,348

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		0	–
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1	1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14	14
Series D preferred Stock: $0.0001 par value;		43	13
Series E preferred Stock; $0.0001 par value;		400	–
Common stock: $0.0001 par value; 400,000,000 shares authorized		9,470	4,988
Additional paid in capital		16,685,314	16,685,314
Accumulated deficit		(18,288,070)	(18,209,693)

Total Shareholders’ Equity		(1,592,829)	(1,519,334)

Total Liabilities and Shareholders’ Equity		297,782	230,014

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the Six Months Ended December 31, 2018

	Notes	December 31, 2018 ($)	December 31, 2017 ($)

Revenue	20	–	166,053
Cost of sales	21	–	(104,296)
Gross profit		–	61,757

Operating expenses
Selling expense	22	–	(2,963)
General and administrative	24	(2,678)	(490,001)
Research and development		–	–

Income / (Loss) from operations		(2,678)	(431,207)

Other Income / (expense)
Change in fair value of derivative instrument		–	–
Interest expense - related party		–	–
Interest expense	23	(723)	(4,858)
Other income		–	–

Net Profit / (loss) before taxes		(3,401)	(436,066)
Income tax		–	–
Net Profit / (loss)		(3,401)	(436,066)

Net loss per common share - Basic and Diluted		(0.00004)	(0.00874)

Weighted average common shares outstanding - Basic & Diluted		94,699,177	49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at December 31, 2018 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	Amounts in $
As at Oct 1, 2018 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Issuance of preferred stocks	–	–	–	–	–	–	–	–

As at December 31, 2018 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43

	Series E - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at Oct 1, 2018 (Unaudited)	4,000,000	400	49,878,676	4,988	16,685,314	(18,284,669)	(1,594,310)

Profit/(loss) for the period	–	–	–	–	–	(3,401)	(3,401)

Issuance of preferred stocks	–	–	44,820,501	4,482	–	–	4,482

As at December 31, 2018 (Unaudited)	4,000,000	400	94,699,177	9,470	16,685,314	(18,288,070)	(1,593,229)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

For the Six Months ended December 31, 2018 (Unaudited)

	December 31, 2018 ($)	December 31, 2017 ($)
Cash flow from operating activities

(Loss) / profit before income tax	(3,401)	(436,066)

Adjustment for non cash charges and other items:
Common stock issued for services	4,482	–
Change in fair value of derivative instrument	–	–
Amortization of debt discount and original issue discount	–	(75,780)
Amortization and depreciation	2,678	8,938
Bad debt expense	–	–
	3,759	(502,908)
Changes in working capital
Decrease / (increase) in accounts receivables	–	(1,089)
Decrease / (increase) in inventory	–	50,063
Decrease / (increase) in prepaid expenses	–	–
Decrease / (increase) in advances to suppliers	–	–
(Decrease) / increase in trade and other payables	–	67,279
(Decrease) / increase in accrued expenses	723	2,714
(Decrease) / increase in deferred revenue	–	220,738
	723	339,706

Cash flow from operating activities	4,482	(163,202)

Cash flow from investing activities
Additions in intangibles assets	–	–
Additions in property, plant and equipment	–	–
Cash flow from / (used) in investing activities	–	–

Cash flow from financing activities
Proceeds from issuance of preferred stock	–	–
Proceeds from credit line	–	–
Proceeds (repayment) from note payable	–	53,899
Proceeds from note payable - other	–	–
Cash flow from financing activities	–	53,899

Increase/(decrease) in cash and cash equivalents	4,482	(109,304)

Cash and cash equivalents at beginning of the period	55,098	106,411

Cash and cash equivalents at end of the year	59,580	(2,893)

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the Six Months Ended ended December 31, 2018

1.	LEGAL STATUS AND OPERATIONS

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

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i)	Equipment - estimated useful life of property, plant and equipment (note - 3.8)
ii)	Provision for doubtful debts (note - 3.4)
iii)	Provision for income tax (note - 3.1)
iv)	Valuation of Inventory (note - 3.13)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1	Income tax

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

All equipment are stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

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

The Company recognizes compensation expense for stock-based compensation in accordance with generally accepted accounting principles. For employee stock-based awards, fair value of the award on the date of grant is calculated using the Black-Scholes method and the quoted price of the Company's common stock for stock options and unrestricted shares respectively;

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

4.	Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
Primary Checking account	–
Checking account	59,580
Undeposited funds	–
59,580

5.	Accounts Receivables

Opening balance	82,704
Net movement during the period	–
82,704
Less : Provision	–
Account Receivable - Net	82,704

6.	Inventory

Opening balance	97,677
Net movement during the period	–
97,677

7.	Prepaid expenses

Opening balance	46,348
Net movement during the period	–
Closing balance	46,348

8.	Advances to suppliers

Opening balance	–
Net movement in liabilities during the period	–
Closing balance	–

9.	Property, plant and equipment

Cost
Opening balance	89,013
Net movement during the period	–
Closing balance	89,013

Accumulated Depreciation
Opening balance	(74,861)
Net movement during the period	(2,678)
Closing balance	(77,539)
Closing Book value	11,474

10.	Credit line payable - related party

Opening balance	421,350
Net movement during the period	–
Closing balance	421,350

11.	Accounts payable

Opening balance	97,508
Net movement during the period	–
Closing balance	97,508

12.	Deferred Revenue

Opening balance	228,833
Net movement during the period	–
Closing balance	228,833

13.	Due to related party

Opening balance	7,844
Net movement during the period	–
Closing balance	7,844

14.	Notes payable

Opening balance	88,230
Net movement during the period	–
Closing balance	88,230

15.	Notes payable - Other

Opening balance	53,000
Net movement during the period	–
Closing balance	53,000

16.	Derivative Liabilities

Opening balance	119,578
Net movement during the period	–
Closing balance	119,578

17.	Convertible notes - net of discount

Opening balance		671,400
Net movement during the period	17.1	–
Closing balance		671,400

17.1	During the period, the company secured a $50,000 line of credit from EMRY CAPITAL bearing interest at 8% Per annul secured by company stock (convertible note) convertible as per default provisions. The Company has earmarked these funds exclusively towards the successful VR product line.

18.	Accrued expenses and other current liabilities

Opening balance	202,144
Rounding	1
Net movement during the period	723
Closing balance	202,868

19.	Revenue

Sale of Lock boxes	–
Labor services	–
Sale of Medi-01 Kit	–
Sale of replacement parts	–
Accessories sale	–
Other Services	–
Monitoring activities	–
Shipping and Handling	–
Installation Revenue	–
Less: Discounts	–
–

20.	Cost of sales

COG - Material Purchases	–
COG - Service	–
COG - Other	–
COG - Monitoring	–
COG - Shipping & Packaging	–
–

21.	Selling expense

Marketing	–
Shipping Expense	–
Advertising	–
–

22.	Interest expense

Bank Fees	–
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	723
723

23.	General and Administrative expense

Bad Debt Expense	–
Investor Relations	–
Administrative Pay	–
Consulting	–
Commissions	–
Payroll Taxes - Employer	–
Insurance - Workers Comp	–
Insurance - Liability	–
Security Services	–
Postage	–
Vehicles	–
Gas	–
Vehicle Maintenance	–
Legal & Professional Services	–
Accounting	–
Filing Fees	–
Merchant Fees	–
Dues & Subscriptions	–
Depreciation - Computers & Software	2,678
Software	–
Depreciation - Software Development Costs	–
Group Health Insurance	–
Dental Insurance	–
Insurance, Vehicle	–
Travel - Air Lines	–
Travel - Car Rental	–
Travel - lodging	–
Entertainment	–
Travel - Meals	–
Travel - Parking tolls train cab	–
Office Supplies	–
Cleaning / Janitorial	–
Rent	–
Telephone	–
Utilities - Electric and Gas	–
Utilities - Other	–
Payroll Processing Fees	–
Stock Compensation	–
Salaries-Officer's	–
Conferences	–
Administrative Costs	–
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
2,678

24.	Share Capital

During the current period, there has been no new issuance of any class of stock of the Company.

25.	Contingencies and Commitments

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

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ Charles Langrill
Charles Langrill
President, Chief Executive Officer and Director
Date: May 8, 2019		(Principal Executive Officer)

