Form 10-Q
period 2019-03-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2019-05-08
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2019

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

PART 1

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Balance Sheets

		As at
	Notes	March 31, 2019 (Unaudited) ($)	June 30, 2018 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	59,580	4,517
Accounts receivable, net	5	82,704	77,287
Inventory	6	97,677	91,287
Prepaid expenses	7	46,348	43,316
Total Current Assets		286,309	216,407

Property, plant and equipment, net	8	8,796	13,607
Total Assets		295,104	230,014

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party	9	421,350	397,500
Accounts payable	10	97,508	93,758
Deferred revenue	11	228,833	215,880
Due to related party	12	7,844	7,400
Notes payable	13	88,230	83,236
Notes payable - Other	14	53,000	50,000
Derivative liabilities	15	119,578	109,704
Convertible notes payable - net of discount	16	671,400	597,500
Accrued expenses and other current liabilities	17	204,577	194,370

Total Current Liabilities		1,892,320	1,749,348

Credit line payable - Related party	18	–	–

Total Liabilities		1,892,320	1,749,348

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		0	0
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1	1
Series C preferred stock: $0.0001 par value; 6,944,445 authorized,		14	14
Series D preferred Stock: $0.0001 par value;		43	43
Series E preferred Stock; $0.0001 par value;		400	–
Common stock: $0.0001 par value; 400,000,000 shares authorized		9,470	4,988
Additional paid in capital		16,685,314	16,685,314
Accumulated deficit		(18,292,457)	(18,209,693)

Total Shareholders’ Equity		(1,597,216)	(1,519,334)

Total Liabilities and Shareholders’ Equity		295,104	230,014

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the Nine Months Ended March 31, 2019

	Notes	March 31, 2019	March 31, 2018
		($)	($)
Revenue	20	–	653,920
Cost of sales	21	–	(202,008)
Gross profit		–	451,912

Operating expenses
Selling expense	22	–	(4,024)
General and administrative	24	(2,678)	(712,374)
Research and development		–	–

Income / (Loss) from operations		(2,678)	(264,486)

Other Income / (expense)
Change in fair value of derivative instrument		–	–
Interest expense - related party		–	–
Interest expense	23	(1,709)	(6,328)
Other income		–	–

Net Profit / (loss) before taxes		(4,387)	(270,814)
Income tax		–	–
Net Profit / (loss)		(4,387)	(270,814)

Net loss per common share - Basic and Diluted		(0.04633)	(0.00543)

Weighted average common shares outstanding - Basic & Diluted		94,699,177	49,878,676

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at March 31, 2019 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	Amounts in $
As at Oct 1, 2018 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Issuance of preferred stocks	–	–	–	–	–	–	–	–

As at March 31, 2019 (Unaudited)	688	0	9,938	1	138,886	14	425,000	43

	Series E - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at Oct 1, 2018 (Unaudited)	4,000,000	400	94,699,177	9,470	16,685,314	(18,288,070)	(1,593,229)

Profit/(loss) for the period	–	–	–	–	–	(4,387)	(4,387)

Issuance of preferred stocks	–	–	–	–	–	–	–

As at March 31, 2019 (Unaudited)	4,000,000	400	94,699,177	9,470	16,685,314	(18,292,457)	(1,597,616)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

For the Nine Months Ended March 31, 2019 (Unaudited)

	March 31, 2019	March 31, 2018
	($)	($)
Cash flow from operating activities

(Loss) / profit before income tax	(4,387)	(270,814)

Adjustment for non cash charges and other items:
Common stock issued for services	–	–
Change in fair value of derivative instrument	–	–
Amortization of debt discount and original issue discount	–	(64,780)
Amortization and depreciation	2,678	13,406
Bad debt expense	–	–
	(1,709)	(322,187)
Changes in working capital
Decrease / (increase) in accounts receivables	–
Decrease / (increase) in inventory	–	(18,414)
Decrease / (increase) in prepaid expenses	–	133,302
Decrease / (increase) in advances to suppliers	–	–
(Decrease) / increase in trade and other payables	–	–
(Decrease) / increase in accrued expenses	1,709	41,589
(Decrease) / increase in deferred revenue	–	32,397
	1,709	(57,310)
		131,564
Cash flow from operating activities	–
		(190,624)
Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–	–
Cash flow from / (used) in investing activities	–	–
		–
Cash flow from financing activities
Proceeds from issuance of preferred stock	–
Proceeds from credit line	–	–
Proceeds (repayment) from note payable	–	73,447
Proceeds from note payable - other	–	–
Cash flow from financing activities	–	73,447

Increase/(decrease) in cash and cash equivalents	–	(117,177)

Cash and cash equivalents at beginning of the period	59,580	106,411

Cash and cash equivalents at end of the year	59,580	(10,766)

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the Nine Months Ended March 31, 2019

1.	LEGAL STATUS AND OPERATIONS

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

4.	Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $

Primary Checking account	–
Checking account	59,580
Undeposited funds	–
59,580

5.	Accounts Receivables

Opening balance	82,704
Net movement during the period	–
82,704
Less : Provision	–
Account Receivable - Net	82,704

6.	Inventory

Opening balance	97,677
Net movement during the period	–
97,677

7.	Prepaid expenses

Opening balance	46,348
Net movement during the period	–
Closing balance	46,348

8.	Advances to suppliers

Opening balance	–
Net movement in liabilities during the period	–
Closing balance	–

9.	Property, plant and equipment

Cost
Opening balance	89,013
Net movement during the period	–
Closing balance	89,013

Accumulated Depreciation
Opening balance	(77,539)
Net movement during the period	(2,678)
Closing balance	(80,217)
Closing Book value	8,796

10.	Credit line payable - related party

Opening balance	421,350
Net movement during the period	–
Closing balance	421,350

11.	Accounts payable

Opening balance	97,508
Net movement during the period	–
Closing balance	97,508

12.	Deferred Revenue

Opening balance	228,833
Net movement during the period	–
Closing balance	228,833

13.	Due to related party

Opening balance	7,844
Net movement during the period	–
Closing balance	7,844

14.	Notes payable

Opening balance	88,230
Net movement during the period	–
Closing balance	88,230

15.	Notes payable - Other

Opening balance	53,000
Net movement during the period	–
Closing balance	53,000

16.	Derivative Liabilities

Opening balance	119,578
Net movement during the period	–
Closing balance	119,578

17.	Convertible notes - net of discount

Opening balance		671,400
Net movement during the period	17.1	–
Closing balance		671,400

17.1	During the period, the company secured a $50,000 line of credit from EMRY CAPITAL bearing interest at 8% Per annul secured by company stock (convertible note) convertible as per default provisions. The Company has earmarked these funds exclusively towards the successful VR product line.

18.	Accrued expenses and other current liabilities

Opening balance	202,868
Rounding	–
Net movement during the period	1,709
Closing balance	204,577

19.	Revenue

Sale of Lock boxes	–
Labor services	–
Sale of Medi-01 Kit	–
Sale of replacement parts	–
Accessories sale	–
Other Services	–
Monitoring activities	–
Shipping and Handling	–
Installation Revenue	–
Less: Discounts	–
–

20.	Cost of sales

COG - Material Purchases	–
COG - Service	–
COG - Other	–
COG - Monitoring	–
COG - Shipping & Packaging	–
–

21.	Selling expense

Marketing	–
Shipping Expense	–
Advertising	–
–

22.	Interest expense

Bank Fees	–
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	1,709
1,709

23.	General and Administrative expense

Bad Debt Expense	–
Investor Relations	–
Administrative Pay	–
Consulting	–
Commissions	–
Payroll Taxes - Employer	–
Insurance - Workers Comp	–
Insurance - Liability	–
Security Services	–
Postage	–
Vehicles	–
Gas	–
Vehicle Maintenance	–
Legal & Professional Services	–
Accounting	–
Filing Fees	–
Merchant Fees	–
Dues & Subscriptions	–
Depreciation - Computers & Software	2,678
Software	–
Depreciation - Software Development Costs	–
Group Health Insurance	–
Dental Insurance	–
Insurance, Vehicle	–
Travel - Air Lines	–
Travel - Car Rental	–
Travel - lodging	–
Entertainment	–
Travel - Meals	–
Travel - Parking tolls train cab	–
Office Supplies	–
Cleaning / Janitorial	–
Rent	–
Telephone	–
Utilities - Electric and Gas	–
Utilities - Other	–
Payroll Processing Fees	–
Stock Compensation	–
Salaries-Officer's	–
Conferences	–
Administrative Costs	–
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
2,678

24.	Share Capital

During the current period, there has been no new issuance of any class of stock of the Company.

25.	Contingencies and Commitments

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

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2019, (ii) Statement of Operations for the three months ended March 31, 2019, (iii) Statement of Cash Flows for the three months ended March 31, 2019, and (iv) Notes to Financial Statements

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

