Form 10-K
period 2019-06-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2019-10-23
CIK 1443089

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(877) 639-2929

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [_]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing sales price of the common stock as reported by the OTCQB on June 30, 2019, the last trading day of the registrant’s second fiscal quarter, was approximately $84,648 ($.0120 per share of free trading shares). The determination of affiliate status for this purpose shall not be a conclusive determination for any other purpose.

Number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2019: 94,699,177 shares of Common Stock, par value US $0.001.

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

Item 1B. Unresolved Staff Comments

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

	High	Low

2017
First quarter	$.50	$.30
Second quarter	$.47	$.15
Third quarter	$.35	$.10
Fourth quarter	$.17	$.11

2018
First quarter	$.0188	$.0025
Second quarter	$.0140	$.0003
Third quarter	$.0073	$.0003
Fourth quarter	$0.02	$.0037

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Title
Charles Langrill	53	Chief Executive Officer, President, and Chairman of the Board of Directors

Professional Experience:

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Charles Langrill

Charles Langrill serves as our CEO, President, Chief Financial Officer, and Director. After attending the Argyos School of Business and Economics, at Chapman University, Mr. Langrill has spent over

22 years in the financial sector. For many years, he served on the board, and was Executive VP/CFO of various development stage gold mining companies including Temple Summit Financial Projects, Inc., which was fully reporting and publicly traded company on the OTC Markets.

To continue, Mr. Langrill has extensive experience in mining claim exploration and acquisitions, both domestically and abroad. Mr. Langrill also managed equipment acquisitions and contract negotiations for R&D and joint venture prospects. During his tenure with Temple Summit, Mr. Langrill was responsible for the liquidation of the company’s gold mining assets in order to acquire a tech company in China during the internet/tech stock boom in early 2000.

Moreover, Mr. Langrill was instrumental in negotiating the buyout, and the company saw an 800% price per share increase for shareholders. Mr. Langrill’s diverse experience in OTC Market traded companies, assisting start-ups in going public, and raising working capital and in senior management is poised to lead the company into a successful future.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, based solely upon a review of the copies of such reports. The Company's quarterly report on Form 10-Q for quarterly period ended March 31, 2019 was filed with the SEC on May 08, 2019. The Company's quarterly report on Form 10-Q for quarterly period ended December 31, 2018 was filed with the SEC on May 08, 2019. The Company's annual report on Form 10-K for fiscal year ended June 30, 2018 was filed with the SEC on August 24, 2018 respectively, all other required filings were not made on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code") that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company's Secretary. Requests should be addressed in writing to Mr. Charles Langrill at the Company's mailing address.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement filed with the SEC.

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed solely of Charles Langrill. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the current and prior years ended in all capacities for the accounts of our executive officers, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name	Salary ($)	All Other Compensation	Total ($)
Charles Langrill	Nil	Nil	Nil

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

Audit Fees

For the Company's current and prior fiscal years, the Company was billed approximately $0, respectively, for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company's current and prior fiscal years ended, the Company was billed $1,500 and $1,000 for professional services rendered for tax compliance, tax advice, and tax planning.

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

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ Charles Langrill
Charles Langrill
President, Chief Executive Officer and Director
Date: October 23, 2019		(Principal Executive Officer)

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at June 30, 2019 (Unaudited)

	Notes	As at June 30, 2019 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	59,580
Accounts receivable, net	5	82,704
Inventory	6	97,677
Prepaid expenses	7	46,348
Advances to suppliers		–
Total Current Assets		286,308

Property, plant and equipment, net	8	6,118

Total Assets		292,426

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party	9	421,350
Accounts payable	10	97,508
Deferred revenue	11	228,833
Due to related party	12	7,844
Notes payable	13	88,230
Notes payable - Other	14	53,000
Derivative liabilities	15	119,578
Convertible notes payable - net of discount	16	671,400
Accrued expenses and other current liabilities	17	206,286
Total Current Liabilities		1,894,029

Credit line payable - Related party	18	–

Total Liabilities		1,894,029

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized		0
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized		1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized,		14
Series D Preferred Stock: $0.0001 par value;		43
Series E Preferred Stock $0.0001 par value		400
Common Stock: $0.0001 par value; 400,000,000 shares authorized		9,470
Additional paid in capital		16,685,314
Accumulated deficit		(18,296,844)
Total Shareholders’ Equity		(1,601,603)

Total Liabilities and Shareholders’ Equity		292,426

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the year ended June 30, 2019

	Notes	For the year ended June 30, 2019 (Amount in $)

Revenue	20	1,015,043
Cost of sales	21	245,808
Gross profit		769,236

Operating expenses
Selling expense	22	5,259
General and administrative	24	805,963
Research and development		–

Income / (Loss) from operations		(41,987)

Other Income / (expense)
Change in fair value of derivative instrument		–
Interest expense - related party		–
Interest expense	23	(45,164)
Other income		–

Net Profit / (loss) before taxes		(87,151)
Income tax		–
Net Profit / (loss)		(87,151)

Net loss per common share - Basic and Diluted		(0.000092)

Weighted average common shares outstanding - Basic & Diluted		94,699,177

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at June 30, 2019 (Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Series C - Preferred Stock		Series D - Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Amounts in $
As at July 1, 2018 (Unaudited)	688	$0	9,938	$1	138,886	$14	425,000	$43

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Issuance of common stock	–	–	–	–	–	–	–	–

Issuance of preferred stocks	–	–	–	–	–	–	–	–

As at June 30, 2019 (Unaudited)	688	$0	9,938	$1	138,886	$14	425,000	$43

	Series E - Preferred Stock		Common Stock		Additional Paid in	Accumulated Profit/	Total Stockholders’
	Shares	Amount	Shares	Par	Capital	(Deficit)	Equity
	Amounts in $
As at July 1, 2018 (Unaudited)	0	$0	49,878,676	$4,988	$16,685,314	$(18,209,693)	$(1,519,334)

Profit/(loss) for the period	–	–	–	–	–	(87,151)	(87,151)

Issuance of common stock	–	–	44,820,501	4,482	–	–	4,482

Issuance of preferred stocks	4,000,000	400	–	–	–	–	–

As at June 30, 2019 (Unaudited)	4,000,000	$400	94,699,177	$9,470	$16,685,314	$(18,296,844)	$(1,602,003)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

As at June 30, 2019 (Unaudited)

As at June 30, 2019 (Unaudited) ($)
Cash flow from operating activities

(Loss) / profit before income tax	(87,151)

Adjustment for non cash charges and other items:
Common stock issued for services	4,482
Change in fair value of derivative instrument	–
Amortization of debt discount and original issue discount	41,091
Amortization and depreciation	26,624
Bad debt expense	–
(14,954)

Changes in working capital
Decrease / (increase) in accounts receivables	(7,076)
Decrease / (increase) in inventory	(6,390)
Decrease / (increase) in prepaid expenses	(3,032)
Decrease / (increase) in advances to suppliers	–
(Decrease) / increase in trade and other payables	3,750
(Decrease) / increase in accrued expenses	11,916
(Decrease) / increase in deferred revenue	12,953
12,121

Cash flow from operating activities	(2,833)

Cash flow from investing activities
Additions in intangibles assets	–
Additions in property, plant and equipment	–
Cash flow from / (used) in investing activities	–

Cash flow from financing activities
Proceeds from issuance of preferred stock	400
Proceeds from credit line	50,000
Proceeds(repayment) from note payable	4,994
Proceeds from note payable- other	3,000
Cash flow from financing activities	58,394

Increase/(decrease) in cash and cash equivalents	55,561

Cash and cash equivalents at beginning of the year	4,018

Cash and cash equivalents at end of the year	59,579

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the year ended June 30, 2019

1.	LEGAL STATUS AND OPERATIONS

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

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

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

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognized for all taxable temporary differences and deferred income tax assets are recognized to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

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

Derivatives are recognized initially at fair value, any directly attributable transaction costs are recognized in profit or loss as they are incurred. Subsequent to initial recognition, derivatives are measured at fair value, and changes therein are generally recognized in profit and loss account.

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

When a derivative is designated as cash flow hedging instrument, the effective portion of changes in the fair value of the derivative is recognized in other comprehensive income and accumulated in the hedging reserve. Any ineffective portion of changes in the fair value of the derivative is recognized immediately in profit or loss.

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

4	Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

Amount in $
Primary Checking account	–
Checking account	59,580
Undeposited funds	–

59,580

5	Accounts Receivables

Opening balance	100,992
Net movement during the period	7,076

108,068
Less : Provision	(25,364)
Account Receivable - Net	82,704

6	Inventory

Opening balance	91,287
Net movement during the period	6,390

97,677

7	Prepaid expenses

Opening balance	43,316
Net movement during the period	3,032

Closing balance	46,348

8	Advances to suppliers

Amount in $
Opening balance	–
Net movement in liabilities during the period	–

Closing balance	–

9	Property, plant and equipment

Cost

Opening balance	85,589
Net movement during the period	3,424

Closing balance	89,013

Accumulated Depreciation

Opening balance	(71,982)
Net movement during the period	(10,913)

Closing balance	(82,895)

Closing Book value	6,118

10	Credit line payable - related party

Opening balance	397,500
Net movement during the period	23,850

Closing balance	421,350

11	Accounts payable

Amount in $
Opening balance	93,758
Net movement during the period	3,750

Closing balance	97,508

12	Deferred Revenue

Opening balance	215,880
Net movement during the period	12,953

Closing balance	228,833

13	Due to related party

Opening balance	7,400
Net movement during the period	444

Closing balance	7,844

14	Notes payable

Opening balance	83,236
Net movement during the period	4,994

Closing balance	88,230

15	Notes payable - Other

Amount in $
Opening balance	50,000
Net movement during the period	3,000

Closing balance	53,000

16	Derivative Liabilities

Opening balance	109,704
Net movement during the period	9,873

Closing balance	119,578

17	Convertible notes - net of discount

Opening balance		597,500
Net movement during the period	17.1	73,900

Closing balance		671,400

17.1	During the period, the company secured a $50,000 line of credit from EMRY CAPITAL bearing interest at 8 % Per annul secured by company stock (convertible note) convertible as per default provisions. The Company has earmarked these funds exclusively towards the successful VR product line.

18	Accrued expenses and other current liabilities

Opening balance	194,370
Rounding	1
Net movement during the period	11,916

Closing balance	206,287

19	Revenue

Amount in $
Sale of Lock boxes	793
Labor services	620
Sale of Medi-01 Kit	1,008
Sale of replacement parts	733
Accessories sale	4,279
Other Services	13,175
Monitoring activities	991,849
Shipping and Handling	9,846
Installation Revenue	–
Less: Discounts	(7,260)

1,015,043

20	Cost of sales

COG-Material Purchases	5,907
COG-Service	1,436
COG-Other	12,003
COG - Monitoring	204,891
COG-Shipping & Packaging	21,570

245,808

21	Selling expense

Marketing	5,201
Shipping Expense	58
Advertising	–

5,259

22	Interest expense

Bank Fees	8,708
Interest Expense - Warrants	–
Interest on OID	–
Interest for credit 3rd party	36,456

45,164

23	General and Administrative expense

Amount in $
Bad Debt Expense	–
Investor Relations	2,961
Administrative Pay	289,055
Consulting	28,300
Commissions	476
Payroll Taxes - Employer	155,299
Insurance - Workers Comp	1,998
Insurance - Liability	4,385
Security Services	–
Postage	1,287
Vehicles	24,404
Gas	6,104
Vehicle Maintenance	2,536
Legal & Professional Services	13,646
Accounting	34,028
Filing Fees	917
Merchant Fees	10,672
Dues & Subscriptions	524
Depreciation - Computers & Software	10,712
Software	66,051
Depreciation - Software Development Costs	15,912
Group Health Insurance	39,253
Dental Insurance	2,800
Insurance, Vehicle	7,956
Travel - Air Lines	6,154
Travel - Car Rental	397
Travel - lodging	1,701
Entertainment	3,178
Travel - Meals	8,109
Travel - Parking tolls train cab	4,909
Office Supplies	3,491
Cleaning / Janitorial	3,408
Rent	13,720
Telephone	25,672
Utilities - Electric and Gas	1,946
Utilities - Other	3,153
Payroll Processing Fees	3,064
Stock Compensation	–
Salaries-Officer's	52
Conferences	500
Administrative Costs	7,233
Computer Supplies & Maintenance	–
Income Taxes - Federal	–
805,963

24	Share Capital

During the current period, the Company has issued 4 million Class E preferred stock which is convertible into 400 million common stock.

25	Contingencies and Commitments

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

