Form 10-K/A
period 2019-06-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2020-06-03
CIK 1443089

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

2300 Yonge St., Suite 1600, Toronto, Ontario M4P 1E4 Canada

(Address of principal executive offices)

855 226 4827

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2019: 94,699,177 shares of Common Stock, par value US $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMENDMENTS

This Annual Report on Form 10-K is hereby amended solely in respect of the Company’s Consolidated Financial Statements and Supplementary Data and the notes thereto. Except as so amended, nothing in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2019, has been amended and the Company does not undertake any responsibility to update any other sections thereof.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto in Part II, Item 8 to this amended Annual Report on Form 10- K/A. This discussion contains forward-looking statements reflecting our current expectations. Actual results and the timing of events may differ significantly from those projected in forward- looking statements due to a number of factors, including those set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers of this filing and investors are cautioned not to place undue reliance on such forward-looking statements.

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

The directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Title
Harrysen Mittler	68	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Peter Pizzino	45	President and Director

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ Harrysen Mittler
Harrysen Mittler
Chief Executive Officer,
Date: June 2, 2020		(Principal Executive Officer)

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Balance Sheets

As at June 30, 2019 and 2018

	As at June 30, 2019	As at June 30, 2018
	(Unaudited)	(Unaudited)
	($)	($)
ASSETS
Current Assets
Cash and cash equivalents	3,828	4,517
Accounts receivable, net	12,287	77,287
Inventory	5,254	91,287
Prepaid expenses	91,013	43,316
Advances to employees	–	–
Total Current Assets	112,383	216,407

Property, plant and equipment, net	6,118	13,607

Total Assets	118,501	230,014

EQUITY & LIABILITIES

Current Liabilities
Credit line payable - related party	397,500	397,500
Accounts payable	222,924	93,758
Deferred revenue	196,058	215,880
Due to related party	113,712	7,400
Notes payable	145,014	83,236
Notes payable - Other	53,000	50,000
Derivative liabilities	109,704	109,704
Convertible notes payable - net of discount	673,750	597,500
Accrued expenses and other current liabilities	412,102	194,370
Total Current Liabilities	2,323,765	1,749,348

Credit line payable - Related party	–	–

Total Liabilities	2,323,765	1,749,348

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of June 30, 2019 and 2018, respectively	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of June 30, 2019 and 2018, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 138,886 shares issued and outstanding as of June 30, 2019 and 2018, respectively	14	14
Series D Preferred Stock: $0.0001 par value;	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 and -0- shares issued and outstanding as of June 30, 2019 and 2018, respectively	400	0
Common Stock: $0.0001 par value; 400,000,000 shares authorized, 94,699,177 and 49,878,676 shares issued and outstanding as of June 30, 2019 and 2018, respectively	9,470	4,988
Additional paid in capital	16,709,964	16,685,314
Accumulated deficit	(18,925,157)	(18,209,693)
Total Shareholders’ Equity	(2,205,264)	(1,519,336)

Total Liabilities and Shareholders’ Equity	118,501	230,014

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Profit and loss

For the years ended June 30, 2019 and 2018

	For the year ended	For the year ended
	June 30, 2019	June 30, 2018
	(Amount in $)	(Amount in $)
Revenue	770,396	976,003
Cost of sales	(398,167)	(261,498)
Gross profit	372,229	714,505

Operating expenses
Selling expense	(25,847)	(34,691)
General and administrative	(781,021)	(924,178)
Research and development	–	–
	(806,868)	(958,869)
Income / (Loss) from operations	(434,639)	(244,364)

Other Income / (expense)
Change in fair value of derivative instrument	–	–
Interest expense - related party	–	–
Interest expense	(280,822)	(34,378)
Other income	–	–

Net Profit / (loss) before taxes	(715,462)	(278,741)
Income tax	–	–
Net Profit / (loss)	(715,462)	(278,741)

Net loss per common share - Basic and Diluted	(0.00828)	(0.00559)

Weighted average common shares outstanding - Basic & Diluted	86,396,783	49,874,177

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Shareholders’ Equity

As at June 30, 2019 and 2018 (Unaudited)

	Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at July 1, 2017 (Unaudited)	688	$0	9,938	$1	138,886	$14	425,000	$43	–	$–

Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–

Issuance of preferred stocks	–	–	–	–	–	–	–	–	–	–

As at June 30, 2018 (Unaudited)	688	$0	9,938	$1	138,886	$14	425,000	$43	0	$0

Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–

Issuance of common stock	–	–	–	–	–	–	–	–	–	–

Issuance of preferred stocks	–	–	–	–	–	–	–	–	4,000,000	400

As at June 30, 2019 (Unaudited)	688	$1	9,938	$1	138,886	$14	425,000	$43	4,000,000	$400

			Additional	Accumulated	Total
	Common Stock		Paid in	Profit/	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

As at July 1, 2017 (Unaudited)	49,878,676	$4,988	$16,685,314	$(17,930,954)	$(1,240,594)

Profit/(loss) for the period	–	–	–	(278,741)	(278,741)

Issuance of preferred stocks	–	–	–	–	–

As at June 30, 2018 (Unaudited)	49,878,676	$4,988	$16,685,314	$(18,209,695)	$(1,519,335)

Profit/(loss) for the period	–	–	–	(715,462)	(715,462)

Issuance of common stock	44,820,501	4,482	24,650	–	29,132

Issuance of preferred stocks	–	–	–	–	400

As at June 30, 2019 (Unaudited)	94,699,177	$9,470	$16,709,964	$(18,925,157)	$(2,205,264)

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Cash Flows

As at June 30, 2019 and 2018 (Unaudited)

	As at June 30, 2019	As at June 30, 2018
	(Unaudited)	(Unaudited)
	($)	($)
Cash flow from operating activities

(Loss) / profit before income tax	(715,462)	(278,741)

Adjustment for non cash charges and other items:
Common stock issued for services	4,132	–
Change in fair value of derivative instrument	–	–
Amortization of debt discount and original issue discount	79,250	–
Amortization and depreciation	7,489	17,875
	–	–
	(624,591)	(330,746)
Changes in working capital
Decrease / (increase) in Notes payable	61,778	–
Decrease / (increase) in accounts receivables	65,000	(22,659)
Decrease / (increase) in inventory	86,033	55,605
Decrease / (increase) in prepaid expenses	(47,697)	–
Decrease / (increase) in advances to suppliers	–	108,771
(Decrease) / increase in trade and other payables	129,166	33,777
(Decrease) / increase in accrued expenses	217,732	24,574
(Decrease) / increase in deferred revenue	(19,822)	(43,841)
	492,190	156,227
Cash flow from operating activities	(132,401)	(104,639)
Cash flow from investing activities
Additions in intangibles assets	–	–
Additions in property, plant and equipment	–	–
Cash flow from / (used) in investing activities	–	–

Cash flow from financing activities
Proceeds from issuance of stock	25,400	–
Proceeds from advances - related party	106,312	6,389
Proceeds(repayment) from note payable	–	72,126

Cash flow from financing activities	131,712	78,524

Increase/(decrease) in cash and cash equivalents	(689)	(26,115)

Cash and cash equivalents at beginning of the year	4,517	30,632

Cash and cash equivalents at end of the year	3,828	4,517

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

As at June 30, 2019 and 2018

Note 1 -- Nature and Continuance of Operations

Wearable Healthcare Solutions Inc. (the “Company”) was incorporated as Medical Alarm Concepts Holding, Inc. on June 4, 2008 under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions Inc.”

The Company is primarily engaged in utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of management’s estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Going Concern – The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and negative operating cash flow. To the extent the Company may have negative cash flows in the future it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in obtaining sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  There are $12,287 and $77,287 in Accounts receivables net of allowances of $23,705 and $23,705 at June 30, 2019 and 2018, respectively.

Recognition of Revenues – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company implemented this pronouncement as of July 1,2015.

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical- or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet. As of June 30, 2019 and 2018, the Company recognized $770,396 and $976,003 in revenue and recorded $196,058 and $215,880 in deferred revenue, respectively.

Basis of Consolidation – The Consolidated Financial Statements include the accounts of Wearable Healthcare Solutions Inc. and all of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition.

Deferred Taxes – The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Federal and state income tax returns of the Company for 2019, 2018, and 2017 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed.

Related party transactions. The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include:

a.	Affiliates of the Company;
b.	Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity;
c.	Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management;
d.	Principal owners of the Company;
e.	Management of the Company;
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

The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include:

a.	The nature of the relationship involved;
b.	A description of the transactions, including transactions to which no amounts or nominal amounts were ascribed for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements;
c.	The dollar amount of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and
d.	Amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies. The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Fair value of financial instruments. The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

From time to time, our financial instruments include cash, accounts payable and accrued expenses, convertible notes, lines of credit, and credit cards.

Software Development Costs. Software development costs include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Software development costs also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Risk and Uncertainties. The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements.

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended September 30, 2018 or 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), a new standard on revenue recognition. Further, the FASB issued a number of additional ASUs regarding the new revenue recognition standard. The new standard, as amended, will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. For public companies, the new standard is effective for annual reporting periods beginning after December 31, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2014-09 for the annual financial statements for the year ended June 30, 2016.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all investments in equity securities with readily determinable fair value to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and removes the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. For public companies, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within the fiscal year. For all other entities, including emerging growth companies, ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company evaluated the impact on the financial statements and implemented the provisions of ASU 2016-01 for the annual financial statements for the year ended June 30, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current accounting for leases and while retaining two distinct types of leases, finance and operating, (1) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (2) eliminates most real estate specific lease provisions, and (3) aligns many of the underlying lessor model principles with those in the new revenue standard. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public companies, the new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 2020. Earlier application is permitted. The Company evaluated the impact on the financial statements and implemented the provisions of ASU 2016-02 for the annual financial statements for the year ended June 30, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-13 for the annual financial statements for the interim periods beginning July 1, 2021.

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. If it is not met, the entity evaluates whether the set meets the definition of a business. The new definition requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new guidance is effective for public business entities for fiscal years beginning after 15 December 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company implemented this for the year ended June 30, 2019.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company evaluated the impact on the financial statements and has implemented the provisions of ASU 2018-13 as of June 30, 2019.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern

The accompanying financial statements for the years ended June 30, 2019 and 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2019, the Company has shown losses for the last 2 years, and has an accumulated deficit of ($18,925,157). Management believes that the Company’s capital requirements will depend on many factors, including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventory and prepaid expenses

The Company maintains some inventory in-house and purchases some of its inventory overseas. Inventory, except for stock-in-transit, is stated at lower of cost and net realizable value. Stock-in-transit is valued at cost, comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling expenses. The quantity of inventory may vary from time to time depending on the delivery schedule of overseas shipments.

	2019	2018
Finished goods	$5,254	$91,287
Prepaid inventory in transit	91,013	43,316
Inventory	$96,267	$134,603

As of June 30, 2019 and 2018, the Company had $5,254 and $91,287 in inventory in-house, respectively, as well as $91,013 and $43,316 in prepaid inventory in transit, respectively.

Note 5 – Property, Plant, and Equipment

The Company has $20,000 in furnishings, which are fully depreciated, $19,689 in office computers and equipment, which are fully depreciated, and capitalized software development costs of $45,900, which are partially depreciated.

As of June 30, 2019 and 2018, the Company recorded $6,118 and $13,607 in Property, Plant, and Equipment, respectively:

	2019	2018
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Property, plant, and equipment	85,589	85,589
Less accumulated depreciation	(79,471)	(71,982)
Net property, plant, and equipment	$6,118	$13,607

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $222,924 and $93,758 directly related to operating costs, including credit cards used in operations, as of June 30, 2019 and 2018, respectively.

Accrued expenses are expenses that have been incurred but not yet paid and mainly include legal fees, audit fees, and other professional fees, as well as interest accrued in connection with credit lines. The Company recorded $412,102 and $197,370 in accrued expenses and other current liabilities as of June 30, 2019 and 2018, respectively.

Note 7 – Notes Payable and Note Payable – Other

Notes Payable:

In 2019, the Company negotiated a fixed repayment settlement of some of its debt of $70,875 on a non-interest bearing basis. The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 16.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	2019	2018
Kabbage	$11,842	$24,604
1st Merchant	–	24,511
Wells Fargo	33,970	34,121
Prosper	28,327	–
Debt settlement	70,875	–
Total Notes Payable	$145,014	$83,236

As of June 30, 2019 and 2018, the Company has outstanding $145,014 (including the above-referenced $70,875) and $83,236 in bank loans and credit lines payable, respectively.

Note Payable – Other

In June 2018, the Company secured a $50,000 line of credit from Emry Capital, bearing interest at 8% per annum and convertible into shares of the Company’s capital stock pursuant to the default provisions of the line with a cost of $3,000, which was fully amortized. Originally, the Company earmarked these funds exclusively towards the successful VR product line development and integration.

The note that memorialized the line of credit has been sold several times, and, in November 2019, the note was acquired by Mr. Mittler and Mr. Pizzino, who forgave the obligation (See Note 15).

As of June 30, 2019 and 2018, the Company recorded Note Payable – Other of $53,000 and $50,000, respectively.

Note 8 -- Convertible Notes Payable (March 2016)

On March 1, 2016 and March 3, 2016, the Company closed a private placement and received an aggregate of $612,500 by selling $660,000 and $13,750 unsecured convertible notes (“March Convertible Notes”) and granted warrants (“March Warrants”) to two investors, net of an aggregate original issue discount of $61,250 pursuant to the terms of the related subscription agreements. The March Convertible Notes bear no interest and are due one year from the date of issuance. The March Convertible Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.01 per share. The Warrants are exercisable for the purchase of up to 6,804,172 shares of the Company’s Series C Convertible Preferred Stock at $0.09 per share. The conversion price of the March Convertible Notes and the exercise price of the March Warrants are subject to adjustment under certain circumstances. The Company is prohibited from effecting a conversion of the March Convertible Notes into shares of common stock and a conversion of shares of Series C Convertible Preferred Stock (if the March Warrants were exercised) into shares of common stock, if, as a result of any such conversion, the investor would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon either or both conversions, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

The Company has determined that the conversion feature embedded in the March Convertible Notes constitutes a derivative and has been bifurcated from the March Convertible Notes and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. As of June 30, 2019, the remaining debt discount balance of $76,250 has been amortized and the Company recognized the full loan balance due of $673,750.

Note 9 – Warrants (March 2016)

The Company has evaluated the application of ASC 815 Derivatives and Hedging and ASC 815-40-25 to the March Warrants to purchase Series C Convertible Preferred Stock. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to the down-round protection features on the exercise price and the conversion price. The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Change in fair value of derivative instrument” These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

The fair value of the March Warrants at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the convertible notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the March Convertible Notes with expiration March 2019. No March Warrants were exercised during the period, and as of June 30, 2019, all then-outstanding March Warrants have expired.

Note 10 – Stockholders’ Equity (Deficit)

Capital Stock:

The Company is currently authorized to issue 1,200,000,000 shares of common stock, par value of $0.0001 per share, and 14,000,000 shares of preferred stock, par value of $0.0001 per share.

During the period ended June 30, 2019, the Company issued 41,320,501 shares of common stock for services, valued at $4,132 or $0.0001 per share, and sold 3,500,000 shares of common stock to an unrelated party for $25,000, valued at $0.00714 per share.

As of June 30, 2019 and 2018, the Company had 94,699,177 and 49,878,676 shares of common stock issued and outstanding, respectively.

Preferred Stock:

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of June 30, 2019 and 2018, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of June 30, 2019 and 2018, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock: The Company is currently authorized to issue up to 6,944,445 shares of Series C Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series C Convertible Preferred Stock for 10 shares common stock. These shares have no voting rights. As of June 30, 2019 and 2018, 138,886 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have no voting rights. As of June 30, 2019 and 2018, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

Series E Convertible Preferred Stock: The Company is currently authorized to issue up to 5,000,000 shares of Series E Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. Each of these shares carries a voting right equivalent to 10,000 shares of common stock. The Company may not issue any other shares with extended voting rights. As of June 30, 2019 and 2018, 4,000,000 and -0- shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

In October 2018, the Company sold and issued 4,000,000 shares of Series E Convertible Preferred Stock to an otherwise unrelated third party for $400, or $0.0001 per share. Since these shares carry voting rights of an aggregate of 40,000,000,000 shares of common stock, which constituted more than the aggregate number of issued and outstanding shares of the Company’s other capital stock, this sale and issuance constituted a change of control in the Company. These shares were resold in a private transaction on August 27, 2018, and resold again in another private transaction on October 26, 2018. In November 2019, these shares were acquired in a subsequent private transaction by Mr. Mittler and Mr. Pizzino, together with 200,000,000 shares of common stock, when then vested in them control of the Company. In connection with the acquisition of such shares, Mr. Mittler and Mr. Pizzino also acquired the $53,000 Emry Capital note. As of November 2019, all of shares were to be returned to treasury for cancellation, and the debt was to be forgiven (see Note 15).

Note 11 – Related Party Transactions

Credit line – related party

On September 30, 2014, the Company received a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by the Company’s CEO. Under the line of credit agreement, the Company will be able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the line of credit is September 30, 2017 with a one-year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date, in consideration of the Company’s issuance of 200,000 shares of common stock to one of the owners of MNY, which was memorialized on October 19, 2015. As of June 30, 2019 and 2018, the Company recorded line of credit balances of $397,500 and $397,500, respectively.

Related party loans

In 2019 and 2018, from time to time, related parties lent to the Company funds for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made

	2019	2018
Due to management	$85,716	$7,400
Due to other related parties	29,996	–
Total loans from related parties	$113,712	$7,400

As of June 30, 2019 and 2018, the Company owes $113,713 and $7,400 in related party loans, respectively.

Note 12 – Net Income(Loss) Per Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company, subject to anti-dilution limitations.

	Basis of conversion	Dilution	2019	2018
March Convertible Notes	$673,750	Share price of $0.01	67,375,300	67,375,300
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,288	1,288
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	138,886 shares outstanding	1 share C: 10 shares	1,388,860	1,388,860
Series D Convertible	425,000 shares outstanding	1 share D: 10 shares	4,250,000	4,250,000
Series E Convertible	4,000,000 shares outstanding	1 share E: 100 shares	400,000,000	–
			473,035,412	73,035,412

Because the Company posted losses for the past two years, the basic and diluted share bases will be presented as the same. For the years ended June 30, 2019 and 2018, the Company posted losses of ($.00828) and ($0.005590) per basic share and diluted share, respectively.

Note 13 – Revenue and expenses

The Company’s wholly owned subsidiary generated the following revenues and incurred the following expenses for the years ended June 30, 2019, and 2018, respectively.

REVENUES	2019	2018
Lock box sales	$–	$763
Service labor	50	597
Med01 kit	969	109,915
Replacement parts	210	705
Accessory sales	–	4,114
Other service	115,796	12,668
Shipping, handling & reimbursable expenses	–	2,486
	770,396	976,003
LESS: COST OF GOODS SOLD	398,167	261,498
GROSS PROFIT	$372,229	$714,506

EXPENSES
Selling expenses	$25,847	$34,361
Consulting	39,467	30,107
Payroll	304,404	413,527
Payroll taxes	190,816	165,212
Professional services	26,277	51,692
Software	52,833	63,510
Other general & administrative	132,197	200,460
	771,841	958,869
Interest expense	17,495	34,378
TOTAL EXPENSES	$789,336	$993,247
NET LOSS	$(417,107)	$(278,741)

Note 14 – Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30, 2019	June 30, 2018
U.S. statutory rate	21%	21%
Less valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows, expiring in 2023 and 2024, on net operating losses of $18,925,157 and $18,209,695 for fiscal years ended June 30, 2019 and 2018, respectively:

	June 30, 2019	June 30, 2018
Net deferred tax assets	$3,974,283	$3,824,036
Less valuation allowance	(3,974,283)	(3,824,036)
Deferred tax asset - net valuation allowance	-0-	-0-

Note 15 – Subsequent Events

Series E Convertible Preferred Stock:

On October 19, 2018, the Company issued 4,000,000 shares of Series E Convertible Preferred Stock to Mina Mar Group Corporation for $400, or $.0001 per share. Each of these shares carries a voting right equivalent to 10,000 shares of common stock, which issuance constituted a change of control of the Company.

In August 2019, Mina Mar Group Corporation sold the 4,000,000 shares of Series E Convertible Preferred Stock to IMASK, which sale constituted a change in control. After that change in control, the Company issued 200,000,000 shares of its common stock, par value $0.0001, to IMASK for services rendered, valued at $20,000. IMASK then sold the shares Series E Convertible Preferred Stock and 200,000,000 shares of common stock to Mr. Mittler and Mr. Pizzino for $135,000 and assigned to Mr. Mittler and Mr. Pizzino the $53,000 Emry Note. Mr. Mittler and Mr. Pizzino subsequently returned all of the Series E Convertible Preferred Stock and the common stock to the Company for cancelation and forgave the $53,000 Emry Note. Leonite Capital LLC funded the Series E Convertible Preferred Stock, the common stock, and Emry Note transaction, encumbering the Company, as well as its co-maker Hypersoft Ventures, with $150,000 convertible note, convertible to common stock of the Company at the lower of $0.02 per share or 50% of the lowest bid price during the twenty-one (21) consecutive trading-day period immediate preceding the trading day on which the Company receives the notice of conversion or the discount to market based on subsequent financing. Leonite also received 2,500,000 shares of common stock in connection with the funding.

Convertible Note: Leonite Capital, LLC:

On November 19, 2019, the Company, together with Hypersoft Ventures (collectively, the “Borrower”), received $135,000 on issuing the first tranche of $150,000 (prorated original issue discount of $15,000) of a $250,000 unsecured convertible note (“Leonite Convertible Note”) to Leonite Capital, LLC, a Delaware limited liability company (“Leonite”), net of an aggregate original issue discount of up to $77,778. The Leonite Convertible Note bears annual interest at the Prime Rate plus eight percent (8%), not to exceed twelve percent (12%) per annum, computed on a 365/360 basis, and is due nine months from the date of issuance. The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.02 per share with anti-dilution features. In connection with its purchase of the Leonite Convertible Note, the Company issued to Leonite 2,500,000 shares of common stock, prorated for the initial tranche.

The Company has determined that the conversion feature embedded in the Leonite Convertible Note constitutes a derivative and has been bifurcated from the Leonite Convertible Note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet, and revalued to fair market value at each reporting period. The initial issuance yielded a derivative liability of $94,225, with a discount of $150,000 to be amortized over the 9-month life of the Leonite Convertible Note.

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note at issuance date are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	809.71%	0.0154%	0.75	$0.02	$0.01300

Revaluation at December 31, 2019 yielded a gain of $25,222 on change in fair value of derivative liability, amortization of discounts of $23,889, and interest expense of $2,256.

Balance at September 30, 2019	$–
Leonite Convertible Note issued	150,000
Leonite Convertible Note converted	–
Total	150,000
Less: debt discount	(126,111)
Balance at December 31, 2019	$23,889

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note as of March 31, 2020 are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	826.28%	0.0159%	0.667	$0.02	$0.00950

Revaluation at March 31, 2020 yielded a loss of $230,349 on change in fair value of derivative liability, primarily due to default on the Leonite Convertible Note and change in conversion price, amortization of $50,556, and interest and late fees expense of $4,778.

Balance at March 31, 2020	$–
Leonite Convertible Note issued	150,000
Leonite Convertible Note converted	–
Total	150,000
Less: debt discount	(75,555)
Balance at March 31, 2020	$74,445

Significant assumptions used in calculating fair value of warrants and conversion feature of convertible notes as of March 31, 2020 are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	845.05%	0.0170%	0.458	$0.00250	$0.0050

