Form 10-Q
period 2019-09-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2020-07-13
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2019

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

855 226 4827

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WHSI	OTC: PK

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2019: 294,699,177 shares of Common Stock, par value US $0.0001

Table of Contents

PART I

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Balance Sheets

As at September 30, 2019 and June 30, 2019

	As at September 30, 2019	As at June 30, 2019
	(Unaudited)	(Unaudited)
	($)	($)
ASSETS
Current Assets
Cash and cash equivalents	4,488	3,828
Accounts receivable, net	12,287	12,287
Inventory	40,847	5,254
Prepaid expenses	69,596	91,013
Total Current Assets	127,219	112,382
Property, plant and equipment, net	1,376	6,118
Total Assets	128,595	118,501

EQUITY & LIABILITIES
Current Liabilities
Credit line payable - related party	397,500	397,500
Accounts payable	251,387	222,924
Deferred revenue	196,058	196,058
Due to related party	121,664	113,712
Notes payable	117,577	145,014
Notes payable - Other	53,000	53,000
Derivative liabilities	109,704	109,704
Convertible notes payable - net of discount	673,750	673,750
Accrued expenses and other current liabilities	415,817	412,102
Total Current Liabilities	2,336,458	2,323,765
Credit line payable - Related party	–	–
Total Liabilities	2,336,458	2,323,765

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 138,886 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	14	14
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 and -0- shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	400	400
Common Stock: $0.0001 par value; 1,200,000,000 shares authorized, 294,699,177 and 94,699,177 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	29,470	9,470
Additional paid in capital	16,709,964	16,709,964
Accumulated deficit	(18,947,756)	(18,925,157)
Total Shareholders’ Equity	(2,207,863)	(2,205,264)
Total Liabilities and Shareholders’ Equity	$128,595	$118,501

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Profit and loss

For the three months ended September 30, 2019 and 2018

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
	(Amount in $)	(Amount in $)

Revenue	225,853	224,748
Cost of sales	(40,981)	(86,270)
Gross profit	184,872	138,478

Operating expenses
Selling expense	(5,170)	(5,961)
General and administrative	(196,564)	(192,296)
Research and development	–	–
	(201,734)	(198,257)
Income / (Loss) from operations	(16,862)	(59,779)

Other Income / (expense)
Change in fair value of derivative instrument	–	–
Interest expense - related party	–	–
Interest expense	(5,737)	(79,835)
Other income	–	–

Net Profit / (loss) before taxes	(22,599)	(139,614)
Income tax	–	–
Net Profit / (loss)	(22,599)	(139,614)

Net loss per common share - Basic and Diluted	(0.00014)	(0.00234)

Weighted average common shares outstanding - Basic & Diluted	163,470,270	59,732,492

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Shareholders’ Equity

As at September 30, 2019, June 30, 2019, and September 30, 2018 (Unaudited)

	Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
As at June 30, 2018 (Unaudited)	688	$–	9,938	$1	138,886	$14	425,000	$43	–	$–
Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–
Common stock for services	–	–	–	–	–	–	–	–
Sale of common stock	–	–	–	–	–	–	–	–
As at September 30, 2018 (Unaudited)	688	–	9,938	1	138,886	14	425,000	43	–	–

As at June 30, 2019 (Unaudited)	688	1	9,938	1	138,886	14	425,000	43	4,000,000	400
Profit/(loss) for the period	–	–	–	–	–	–	–	–	–	–
Issuance of preferred stocks	–	–	–	–	–	–	–	–	–	–
As at September 30, 2019 (Unaudited)	688	$1	9,938	$1	138,886	$14	425,000	$43	4,000,000	$400

	Common Stock		Additional Paid-in capital	Accumulated Profit/
	Shares	Amount	Amount	Deficit	Total
As at June 30, 2018 (Unaudited)	49,878,676	$4,988	$16,685,314	$(18,209,695)	$(1,519,335)
Profit/(loss) for the period	–	–	–	(139,614)	(139,614)
Common stock for services	28,000,000	2,800	–	2,800
Sale of common stock	3,500,000	350	24,650	–	25,000
As at September 30, 2018 (Unaudited)	81,378,676	8,138	16,709,964	(18,349,309)	(1,631,149)

As at June 30, 2019 (Unaudited)	94,699,177	9,470	16,709,964	(18,925,157)	(2,205,264)
Profit/(loss) for the period	–	–	–	(22,599)	(22,599)
Common stock for services	200,000,000	20,000	–	–	20,000
As at September 30, 2019 (Unaudited)	294,699,177	$29,470	$16,709,964	$(18,947,756)	$(2,207,863)

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Cash Flows

As at September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
	($)	($)
Cash flow from operating activities
(Loss) / profit before income tax	$(22,599)	$(139,614)
Adjustment for non cash charges and other items:
Common stock issued for services	20,000	2,800
Change in fair value of derivative instrument	–	–
Amortization of debt discount and original issue discount	79,250
Amortization and depreciation	4,742	1,872
	2,143	(55,692)
Changes in working capital
Decrease / (increase) in Notes payable	27,437	–
Decrease / (increase) in accounts receivables	–	(22,659)
Decrease / (increase) in inventory	(35,593)	55,605
Decrease / (increase) in prepaid expenses	21,417	–
Decrease / (increase) in advances to suppliers	–	108,771
(Decrease) / increase in trade and other payables	(28,463)	33,777
(Decrease) / increase in accrued expenses	3,715	24,574
(Decrease) / increase in deferred revenue	–	(43,841)
	(11,487)	156,227
Cash flow from operating activities	(9,344)	100,535

Cash flow from investing activities
Additions in intangibles assets	–	–
Additions in property, plant and equipment	–	–
Cash flow from / (used) in investing activities	–	–

Cash flow from financing activities
Proceeds from issuance of stock	–	25,000
Proceeds from advances - related party	7,952	5,496
Proceeds(repayment) from note payable	2,052	(107,726)
Cash flow from financing activities	10,004	(77,230)

Increase/(decrease) in cash and cash equivalents	660	23,305
Cash and cash equivalents at beginning of the period	3,828	4,517
Cash and cash equivalents at end of the period	$4,488	$27,822

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2019 and June 30, 2019

Note 1 – Nature and Continuance of Operations

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2019 and the results of operations and cash flows for the three months ended September 30, 2019. The balance sheet as of June 30, 2019 is derived from the Company’s unaudited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Amended Report on Form 10-K for the fiscal year ended June 30, 2019

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020.

Note 2 – Summary of Significant Accounting Policies

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and negative operating cash flow. To the extent the Company may have negative cash flows in the future it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issuances. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in obtaining sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $12,287 and $12,287 in Accounts receivables net of allowances of $23,705 and $23,705 at September 30, 2019 and June 30, 2018, respectively.

Recognition of Revenues - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company implemented this pronouncement as of July 1,2015.

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet. As of September 30, 2019 and 2018, the company recognized $225,853 and $224,748 in revenue and recorded $196,058 and $195,058 in deferred revenue, respectively.

Basis of Consolidation - The Consolidated Financial Statements include the accounts of Wearable Healthcare Solutions, Inc. and all of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition.

Deferred Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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
d.	Amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement/

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

Our financial instruments include cash, accounts payable and accrued expenses.

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

Off Balance Sheet Arrangements. The Company does not have any off balance sheet arrangements.

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended September 30, 2019 or 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-13 for the annual financial statements for the interim periods beginning January 1,2022.

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. If it’s not met, the entity evaluates whether the set meets the definition of a business. The new definition requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new guidance is effective for public business entities for fiscal years beginning after 15 December 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company implemented this for the year ended June 30, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements and expects to implement the provisions of ASU 2018-13 as of January1, 2020.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Note 3 – Going Concern

The accompanying financial statements for the three months ended September 30, 2019 and 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at September 30, 2019, the Company has shown losses for the last 2 years and has an accumulated deficit of ($18,947,756). Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventory and prepaid expenses

The Company maintains some inventories in house and purchases some of its inventory overseas. Inventories, except for stock in transit, are stated at lower of cost and net realizable value. Stock in transit is valued at cost comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in ordinary course of business less estimated costs of completion and selling expenses. The quantity of inventory may vary from time to time depending on the delivery schedule of overseas shipments.

As of September 30, 2019 and June 30, 2019, the Company had $40,847 and $5,254 in inventory in-house, respectively, as well as $69,596 and $91,013 in prepaid inventories in transit, respectively.

Note 5 – Property, Plant, and Equipment

The Company has $20,000 in furnishings which are fully depreciated, $19,689 in office computers and equipment which are fully depreciated, and capitalized software development costs of $45,900 which are partially depreciated.

As of September 30, 2019 and June 30, 2019, the Company recorded $1,376 and $6,118 in net Property, Plant, and Equipment, respectively:

	September 2019	June 2019
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Property, plant, and equipment	85,589	85,589
Less accumulated depreciation	(84,213)	(79,471)
Net property, plant, and equipment	$1,376	$6,118

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $251,387 and $222,924, directly related to operating costs, as of September 30, 2019 and June 30, 2019, respectively.

Accrued expenses are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as interests accrued in connection with credit line. The Company recorded $415,817 and $412,102 in accrued expenses and other current liabilities as of September 30, 2019 and June 30, 2019, respectively.

Note 7 – Notes Payable and Note payable-other

Notes payable:

In 2019, the Company negotiated a fixed repayment settlement of some of its debt of $70,875, non-interest bearing. The company has various loans and credit lines outstanding. The credit line carries an interest rate of 16.24%. The bank loans carry interest rates varying between 9.24%-10.90%.

	September 30, 2019	June 30, 2019
Kabbage	$11,842	$11,842
Wells Fargo	33,970	33,970
Prosper	28,327	28,327
Debt settlement	43,418	70,875
Total Notes Payable	$117,557	$145,014

As of September 30, 2019 and June 30, 2019, the Company has outstanding $117,557 and $145,014 in bank loans and credit lines payable, respectively.

Note payable – other

In June 2018, the company secured a $50,000 line of credit from EMRY CAPITAL bearing interest at 8% Per annum secured by company stock (convertible note) convertible as per default provisions with a cost of $3,000, which was fully amortized. Originally the Company earmarked these funds exclusively towards the successful VR product line development and integration.

The note has been sold several times, and in November 2019, the note was acquired by Mr. Mittler and Mr. Pizzino, who forgave the loan.

As of September 30, 2019 and June 30, 2019, the Company recorded Notes payable – other of $53,000.

Note 8 – Convertible notes payable

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

No warrants were exercised during the period, and as of September 30, 2019 and June 30, 2019, all outstanding warrants have expired.

Note 10 – Stockholders’ Equity (Deficit)

Capital Stock:

The Company is currently authorized to issue 1,200,000,000 shares of common stock, par value of $0.0001 per share, and 14,000,000 shares of preferred stock, par value of $0.0001.

During the three months ended September 30, 2019, the Company issued 200,000,000 shares to its new owner, valued at $20,000 or $0.0001 per share, for consulting services.

As of September 30, 2019 and June 30, 2019, the Company has 294,699,177 and 94,699,177 shares of common stock issued and outstanding.

Preferred Stock.

Series A Convertible Preferred Stock: The Company is currently authorized to issue 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series A preferred stock for 2 shares of common stock. These shares have no voting rights.

Series B Convertible Preferred Stock: The Company is currently authorized to issue 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series B preferred stock for 2 shares of common stock. These shares have no voting rights.

Series C Convertible Preferred Stock: The Company is currently authorized to issue 6,944,445 shares of Series C Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series C Convertible Preferred Stock for 10 shares common stock. These shares have no voting rights.

Series D Convertible Preferred Stock: The Company is currently authorized to issue, 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have no voting rights.

Series E Convertible Preferred Stock: The Company is currently authorized to issue 5,000,000 shares of Series E Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. In addition, Series E Convertible Preferred Stock carry voting rights of 10,000 votes per share of Series E Convertible Preferred Stock.

In August 2018, the Company authorized and sold 4,000,000 shares of Series E Convertible Preferred Stock to an unrelated party for $400, or $0.0001 per share. Since these shares carry voting rights of 40,000,000,000 shares, this sale constituted a change of control in the company. These shares were sold in a private transaction on August 27, 2018, and sold again on October 26, 2018. In November 2019, these shares were acquired by Mr. Mittler and Mr. Pizzino, together with 200,000,000 shares of common stock and assumption of $53,000 of convertible debt, to obtain control of the company. As of November 2019, all shares were returned to treasury for cancellation, and the debt was forgiven.

As of September 30, 2019 and June 30,2019, the Company had 688 shares of Series A Convertible Preferred Stock, 9,938 shares of Series B Convertible Preferred Stock, 138,886 shares of Series C Convertible Preferred Stock, 425,000 shares of Series D Convertible Preferred Stock, and 4,000,000 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.

Note 11 – Related Party Transactions

Credit line – related party

On September 30, 2014, the Company entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by a principal of its subsidiary. Under the line of credit agreement, the Company will be able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017 with a one year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $25,653 and $8,436 for the years ended June 30, 2016 and 2015, respectively. The company issued 200,000 shares of common stock to one of the owners of MNY as consideration for the increase of line of credit. These shares were issued on October 19, 2015 and value at $28,000 which was the fair market value at the grant date.

As of September 30, 2019 and June 30, 2019, the Company recorded $397,500 and $397,500 in outstanding line of credit – related party, respectively.

Related party loans

In 2019 and 2018, from time to time, related parties loaned the company working capital for day-to-day operations, respectively. These are short-term loans which bear no interest, and the Company expects to repay these loans within the coming year. As of September 30, 2019 and June 30, 2019, the Company owes $121,664 and $113,712 in related party loans, respectively.

Note 12 – Net Income(Loss) Per Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations.

	Basis of conversion	Dilution	September 30, 2019	September 30, 2018
Convertible Notes	$673,7530	Share price of $0.01	67,375,300	67,375,300
Series A Convertible Preferred	688 shares outstanding	1 share A: 2 shares common	1,288	1,288
Series B Convertible Preferred	9,938 shares outstanding	1 share B: 2 shares common	19,876	19,876
Series C Convertible Preferred	138,886 share outstanding	1 share C: 10 shares common	1,388,860	1,388,860
Series D Convertible Preferred	425,000 share outstanding	1 share D: 10 shares common	4,250,000	4,250,000
Series E Convertible Preferred	4,000,000 share outstanding	1 share E: 100 shares common	400,000,000	–
			473,035,024	73,035,024

Because the company posted losses for the past two years, the basic and diluted share bases will be presented as the same. For the three months ended September 30, 2019 and 2018, the Company posted losses of ($.00014) and ($.00234) per share, respectively, per basic and diluted share.

Note 13 – Segment reporting

The Company’s wholly owned subsidiary generated the following revenues and incurred the following expenses for the three months ended September 30, 2019, and 2018, respectively.

REVENUES	2019	2018
Service labor	$0	$50
Med01 kit	0	54,958
Replacement parts	0	210
Accessory sales	0	57,898
Monitoring	225,853	111,633
	225,853	224,748
LESS: COST OF GOODS SOLD	40,981	86,270
GROSS PROFIT	$184,872	$138,478

EXPENSES	2019	2018
Selling expenses	$5,170	$5,961
Consulting	24,950	7,538
Payroll	70,137	83,460
Payroll taxes	28,965	31,466
Professional services	3,971	10,062
Software	4,400	15,177
Other general & administrative	40,426	26,297
	178,019	189,961
Interest expense	5,737	585
TOTAL EXPENSES	183,756	190,546
NET PROFIT (LOSS)	$1,116	$(52,068)

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	September 30, 2019	June 30, 2019
U.S. statutory rate	21%	21%
Less valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities approximate the follows, expiring in 2024 and 2023, on net operating losses of $18,947,756 and $18,349,309 for three months ended September 30, 2019 and 2018, respectively:

	September 30, 2019	September 30, 2018
Net deferred tax assets	3,979,029	3,853,355
Less valuation allowance	(3,979,029)	(3,853,355)
Deferred tax asset - net valuation allowance	0%	0%

Note 15 – Subsequent Events

Convertible notes payable:

The Company has negotiated a debt settlement agreement with the note holders of $673,750 in convertible debt which consists of stock and cash payments. The stock is to be issued in Q1 2021, and partial cash payments can be made up to December 31, 2020.

Employee/Contractor compensation:

On June 6, 2020, the Board of Directors, in a unanimous written consent to take action, approved the employee/consulting agreements for Harrysen Mittler, Chairman of the Board of Directors, CEO, and CFO, and Peter Pizzino, President, Secretary, and Director, effective December 20, 2019, which provide for $17,000 per month compensation for each consultant, a $60,000 bonus at the 12 month anniversary of each year, and one-time grants of 200,000,000 shares of common stock for each director, 3,400,000 Series C Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series C Convertible Preferred Stock for 10 shares of common stock, and 500,000 shares Series E Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. The Series E Convertible Preferred Stock carries voting rights of 1 share of Series E Convertible Preferred Stock for 10,000 shares of common stock

Series E Convertible Preferred Stock:

On August 19, 2018, the Company issued 4,000,000 shares of Series E Convertible Preferred Stock to Mina Mar Group Corporation for $400, or $.0001 per share. Each of these shares carries a voting right equivalent to 10,000 shares of common stock, which issuance constituted a change of control of the Company.

In October 2019, Mina Mar Group Corporation sold the 4,000,000 shares of Series E Convertible Preferred Stock to IMASK, which sale constituted a change in control. After that change in control, the Company issued 200,000,000 shares of its common stock, par value $0.0001, to IMASK for services rendered, valued at $20,000. In November, IMASK then sold the shares Series E Convertible Preferred Stock and 200,000,000 shares of common stock to Mr. Mittler and Mr. Pizzino for $135,000 and assigned to Mr. Mittler and Mr. Pizzino the $53,000 Emry Note. Mr. Mittler and Mr. Pizzino subsequently returned all of the Series E Convertible Preferred Stock and the common stock to the Company for cancelation and forgave the $53,000 Emry Note. Leonite Capital LLC funded the Series E Convertible Preferred Stock, the common stock, and Emry Note transaction, encumbering the Company, as well as its co-maker Hypersoft Ventures, with $150,000 convertible note, convertible to common stock of the Company at the lower of $0.02 per share or 50% of the lowest bid price during the twenty-one (21) consecutive trading-day period immediate preceding the trading day on which the Company receives the notice of conversion or the discount to market based on subsequent financing. Leonite also received 2,500,000 shares of common stock in connection with the funding.

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

GENERAL OVERVIEW

We were incorporated as Medical Alarm Concepts Holding, Inc. on June 4, 2008 under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions Inc.”

The Company is primarily engaged in utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

Critical Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We have made provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of September 30, 2019.

Results of Operations

Three Months Ended September 30, 2019 compared to the three months ended September 30, 2018.

Our company recorded revenues of $225,853 with a cost of sales of $40,981, generating a Gross Profit of $184,872 as of September 30, 2019, compared to revenues of $224,748 with a cost of sales of $86,270, generating a Gross Profit of $138,478 as of September 30, 2018.

Other selling expenses of $5,170 and general and administrative expenses of $196,564, with interest expense of $5,737 generated a net loss of $22,599 as of September 30, 2019. Selling expenses of $5,961 and general and administrative expenses of $192,296 with interest expense of $79,835, which included $79,250 in amortized discounts for debentures, generated a net loss of $139,314 for the three months ending September 30, 2018.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has net accumulated losses since inception, and an accumulated deficit of $18,947,756.

As at September 30, 2019  the Company had $4,488 in cash. We had a working capital deficit of $2,209,239.

These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Since inception, the Company has financed its activities principally from shareholder equity investments. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from private individuals, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful in achieving its financing goals at reasonably commercial terms, if at all.

Unpredictability of Future Revenues

As a result of our limited operating history, the continued development of our software, and whether the general public will accept that software, we are unable to accurately forecast future revenues. Our current and future expense levels are based largely on software development and professional fees. Such costs are to a significant extent fixed and expected to increase.

Sales and operating results generally depend on a number of factors, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall in the future, nor may we be able to anticipate significant obstacles to software development in a timely manner. Accordingly, any significant shortfall in future sales or unforeseen software development costs would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to experience fluctuations in our future quarterly operating results due to a variety of factors, some of which are outside of our control.

Off-Balance Sheet Arrangements

The Company is not currently engaged in any off-balance sheet arrangements, as defined by Item 303(a)(4)(ii) of Regulation S-B. The Company has not engaged in any off-balance sheet arrangements during the last fiscal year, and is not reasonably likely to engage in any off-balance sheet arrangements in the near future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information to be reported under this item is not required of smaller reporting companies.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Harrysen Mittler, the Company’s Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of our 2019 fiscal year pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the ͞“Exchange Act”).   Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, as appropriate, to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Mittler concluded that the disclosure controls and procedures of the Company were ineffective as at the period end to ensure that information required to be disclosed by the Company in the reports that it file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In order to rectify its ineffective disclosure controls and procedures, the Company is developing  a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, it has taken the following steps to address its ineffective disclosure controls and procedures:

·	The Company will continue to educate its management personnel to comply with the disclosure requirements of the Exchange Act and Regulation S-K; and

·	The Company will increase management oversight of accounting and reporting functions in the future.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer/Chief Financial Officer , the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded, as of the current period ended, that our internal controls over financial reporting were ineffective due to the material weakness identified.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weakness in our internal control over financial reporting:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	The Company is relatively inexperienced with certain complexities within US GAAP and SEC reporting.

Remediation Initiative

•	The Company is committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, the Company was not able to hire sufficient internal audit resources by the period end. However, internally it has established a central management center to recruit more senior qualified people in order to improve its internal control procedures. Externally, the Company is looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. The Company will also increase its efforts to hire the qualified resources.
•	The Company intends to establish an audit committee of the board of directors as soon as practicable. It envisions that the audit committee will be primarily responsible for reviewing the services performed by the Company’s independent auditors, evaluating its accounting policies and its system of internal controls.

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

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ Harrysen Mittler
Harrysen Mittler
President, Chief Executive Officer and Director
Date: July 13, 2020		(Principal Executive Officer)

