Form 10-Q
period 2019-12-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2020-07-14
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended December 31, 2019

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

(855) 226-4827

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WHSI	OTC: PK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]     No  [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]      No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2019: 97,199,177 shares of Common Stock, par value US $0.0001

Table of Contents

PART 1

i

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Balance Sheet

As at December 31, 2019 (Unaudited)

	As at December 31, 2019 (Unaudited) ($)	As at June 30, 2019 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4,633	3,828
Accounts receivable, net	12,287	12,287
Inventory	6,174	5,254
Prepaid expenses	177,657	91,013
Advances to employees		–
Total Current Assets	200,751	112,382

Property, plant and equipment, net	–	6,118

Total Assets	200,751	118,501

LIABILITIES AND SHAREHOLDER EQUITY

Current Liabilities
Accrued expenses and other current liabilities	512,672	412,102
Accounts payable	170,687	222,924
Deferred revenue	241,058	196,058
Due to related party	203,699	113,712
Notes payable	114,710	145,014
Notes payable - Other	–	53,000
Derivative liabilities	109,704	109,704
Convertible notes payable - net of discount	673,750	673,750
Derivative liabilities - LEONITE	72,214	–
LEONITE conv deb net of $126,111 discount	23,889	–

Total Current Liabilities	2,122,383	1,926,265
Long Term Liabilities
Credit line payable - related party	397,500	397,500

Total Liabilities	2,519,883	2,323,765

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 138,886 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	14	14
Series D Preferred Stock: $0.0001 par value; 500,000 authorized, 425,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	43	43
Series E Preferred Stock $0.0001 par value, -0- and 4,000,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	–	400
Common Stock: $0.0001 par value; 1,200,000,000 shares authorized, 97,199,177 and 94,699,177 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	9,720	9,470
Additional paid in capital	16,580,114	16,709,964
Accumulated deficit	(18,909,025)	(18,925,157)
Total Shareholders’ Equity	(2,319,132)	(2,205,264)

Total Liabilities and Shareholders’ Equity	200,751	118,501

Wearable Healthcare Solutions, Inc.

Statement of Profit and loss

For the quarters ended December 31, 2019 and 2018 (Unaudited)

	For the three months ended		For the six months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(Amount in $)	(Amount in $)	(Amount in $)	(Amount in $)

Revenue	222,193	223,454	448,046	448,202
Cost of sales	(77,193)	(107,915)	(118,174)	(194,185)
Gross profit	145,000	115,539	329,872	254,017

Operating expenses
Selling expense	(217)	(6,272)	(5,387)	(12,233)
General and administrative	(186,801)	(177,133)	(383,365)	(369,429)
Research and development	–	–	–	–
	(187,018)	(183,405)	(388,752)	(381,662)

Income / (Loss) from operations	(42,018)	(67,866)	(58,880)	(127,645)

Other Income / (expense)
Change in fair value of derivative instrument	77,786	–	77,786	–
Gain on forgiveness of debt	53,093	–	53,093	–
Interest expense	(50,130)	(109,172)	(55,867)	(189,007)
Other income	–	–	–	–

Net Profit / (loss) before taxes	38,731	(177,038)	16,132	(316,651)
Income tax	–	–	–	–
Net Profit / (loss)	38,731	(177,038)	16,132	(316,651)

Net gain (loss) per common share - Basic and Diluted	0.00018	(0.00194)	0.00009	(0.00417)

Weighted average common shares outstanding - Basic & Diluted	209,418,057	91,161,668	188,081,381	75,899,159

Wearable Healthcare Solutions, Inc.

Statement of Shareholders’ Equity

As at December 31, 2019 and 2018 (Unaudited)

Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2018 (Unaudited)	688	$0	9,938	$1	138,886	$14	425,000	$43

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Common stock for services	–	–	–	–	–	–	–	–

Sale of common stock	–	–	–	–	–	–	–	–

As at December 31, 2018 (Unaudited)	688	$0	9,938	$1	138,886	$14	425,000	$43

Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2019 (Unaudited)	688	$1	9,938	$1	138,886	$14	425,000	$43

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Common stock for services	–	–	–	–	–	–	–	–

Cancellation of common & preferred stock/debt purchase	–	–	–	–	–	–	–	–

Stock for services - debt	–	–	–	–	–	–	–	–

As at December 31, 2019 (Unaudited)	688	$1	9,938	$1	138,886	$14	425,000	$43

	Preferred Stock Series E		Common Stock		Additional Paid in Capital	Accumulated Profit/Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2018 (Unaudited)	0	$0	49,878,676	$4,988	$16,685,314	$(18,209,695)	$(1,519,335)

Profit/(loss) for the period	–	–	–	–	–	(316,651)	(316,651)

Common stock for services	–	–	41,320,501	4,132	–	–	4,132

Sale of common stock	4,000,000	400	3,500,000	350	24,650	–	25,400

As at December 31, 2018 (Unaudited)	4,000,000	$400	94,699,177	$9,470	$16,709,964	$(18,526,346)	$(1,806,454)

	Preferred Stock Series E		Common Stock		Additional Paid in Capital	Accumulated Profit/Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2019 (Unaudited)	4,000,000	$400	94,699,177	$9,470	$16,709,964	$(18,925,157)	$(2,205,264)

Profit/(loss) for the period	–	–	–	–	–	16,132	16,132

Common stock for services	–	–	200,000,000	20,000	–	–	20,000

Cancellation of common & preferred stock/debt purchase	(4,000,000)	(400)	(200,000,000)	(20,000)	–	–	(20,400)

Stock for services - debt	–	–	2,500,000	250	(129,850)	–	(129,600)

As at December 31, 2019 (Unaudited)	0	$0	97,199,177	$9,720	$16,580,114	$(18,909,025)	$(2,319,132)

Wearable Healthcare Solutions, Inc.

Statement of Cash Flows

For the quarters ended December 31, 2019 and 2018 (Unaudited)

	December 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
	($)	($)
Cash flow from operating activities

(Loss) / profit before income tax	16,132	(316,651)

Adjustment for non cash charges and other items:
Common stock issued for services	250	2,800
Change in fair value of derivative instrument	(77,786)	–
Amortization of debt discount and original issue discount	(23,889)	79,250
Amortization and depreciation	6,118	3,744
Gain on debt forgiveness	(53,093)	–
Interest expense	55,867	189,007

	(76,401)	(41,850)
Changes in working capital
Decrease / (increase) in Notes payable	30,304	–
Decrease / (increase) in accounts receivables	–	(22,659)
Decrease / (increase) in inventory	(920)	55,605
Decrease / (increase) in prepaid expenses	(86,644)	–
Decrease / (increase) in advances to suppliers	–	108,771
(Decrease) / increase in trade and other payables	(52,237)	33,777
(Decrease) / increase in accrued expenses	100,570	24,574
(Decrease) / increase in deferred revenue	45,000	(43,841)
	36,073	156,227

Cash flow from operating activities	(40,328)	114,377

Cash flow from investing activities
Additions in intangibles assets	–	–
Additions in property, plant and equipment	–	–
Cash flow from / (used) in investing activities	–	–

Cash flow from financing activities
Proceeds from issuance of stock		25,400
Proceeds from advances - related party	89,987	5,496
Proceeds (repayment) from note payable	(48,854)	(130,516)

Cash flow from financing activities	41,133	(99,620)

Increase/(decrease) in cash and cash equivalents	805	14,757

Cash and cash equivalents at beginning of the period	3,828	4,517

Cash and cash equivalents at end of the period	4,633	19,274

Wearable Healthcare Solutions, Inc.

Notes to the Financial Statements

For the quarters ended December 31, 2019

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2019 and June 30, 2019

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2019 and the results of operations and cash flows for the six months ended December 31, 2019. The balance sheet as of June 30, 2019 is derived from the Company’s unaudited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Amended Report on Form 10-K for the fiscal year ended June 30, 2019.

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

The results of operations for the six months ended December 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of management’s estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

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

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $12,287 and $77,287 in Accounts receivables net of allowances of $23,705 and $23,705 at December 31, 2019 and June 30, 2018, respectively.

Recognition of Revenues - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company implemented this pronouncement as of July 1, 2015.

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet. As of December 31, 2019 and 2018, the company recognized $225,853 and $224,748 in revenue and recorded $196,058 and $215,880 in deferred revenue, respectively.

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

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended December 31, 2019 or 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-13 for the annual financial statements for the interim periods beginning January 1, 2022.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact on the financial statements and expects to implement the provisions of ASU 2018-13 as of January 1, 2020.

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

Note 3 – Going Concern

The accompanying financial statements for the three months ended December 31, 2019 and 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at December 31, 2019, the Company has shown losses for the last 2 years and has an accumulated deficit of ($18,909,025). Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

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

As of December 31, 2019 and June 30, 2019, the Company had $6,174 and $5,254 in inventory in-house, respectively, as well as $177,657 and $91,013 in prepaid inventories in transit, respectively.

Note 5 – Property, Plant, and Equipment

The Company has $20,000 in furnishings which are fully depreciated, $19,689 in office computers and equipment which are fully depreciated, and capitalized software development costs of $45,900 which are partially depreciated.

As of December 31, 2019 and June 30, 2019, the Company recorded $-0- and $6,118 in net Property, Plant, and Equipment, respectively:

	December 31, 2019	June 30, 2019
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Property, plant, and equipment	85,589	85,589
Less accumulated depreciation	(85,589)	(79,471)
Net property, plant, and equipment	$-0-	$6,118

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $170,687 and $222,924, directly related to operating costs, as of December 31, 2019 and June 30, 2019, respectively.

Accrued expenses are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as interests accrued in connection with credit line. The Company recorded $512,672 and $412,102 in accrued expenses and other current liabilities as of December 31, 2019 and June 30, 2019, respectively.

Note 7 – Notes Payable and Note payable-other

Notes payable:

In June, 2019, the Company negotiated a fixed repayment settlement of some of its debt of $70,875, non-interest bearing.. The company has various loans and credit lines outstanding. The credit line carries an interest rate of $16.24%. The bank loans carry interest rates varying between 9.24%-10.90%.

	December 31, 2019	June 30, 2019
Kabbage	$15,179	$11,842
Wells Fargo	21,769	33,970
Prosper	22,887	28,327
Marcus	34,500	–
Debt settlement	20,375	70,875
Total Notes Payable	$114,710	$145,014

As of December 31, 2019 and June 30, 2019, the Company has outstanding $114,710 and $145,014 in bank loans and credit lines payable, respectively.

Note payable – other

In June 2018, the company secured a $50,000 line of credit from EMRY CAPITAL bearing interest at 8 % Per annum secured by company stock (convertible note) convertible as per default provisions with a cost of $3,000, which was fully amortized. Originally the Company earmarked these funds exclusively towards the successful VR product line development and integration.

In November 2019, the note was acquired by Mr. Mittler and Mr. Pizzino, who forgave the $53,000 loan and accrued interest of $93.

As of December 31 2019 and June 30, 2019, the Company recorded Notes payable – other of $-0- and $53,000 and a gain on debt forgiveness of $53,093 and -0-, respectively.

Note 8 – Convertible notes payable and warrants

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

No warrants were exercised during the period, and as of December 31, 2019 and June 30, 2019, all outstanding warrants have expired.

Note 9 – Convertible Note: Leonite Capital, LLC:

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

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note at issuance date are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	809.71%	0.0154%	0.75	$ 0.02	$0.01300

Revaluation at December 31, 2019 yielded a gain of $25,222 on change in fair value of derivative liability, amortization of discounts of $23,889, and interest expense of $2,256.

Balance at September 30, 2019	$–
Leonite Convertible Note issued	150,000
Leonite Convertible Note converted	–
Total	150,000
Less: debt discount	(126,111)
Balance at December 31, 2019	$23,889

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note as of March 31, 2020 are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	826.28%	0.0159%	0.667	$ 0.02	$0.00950

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

During the three months ended December 31, 2019, the Company returned 200,000,000 shares of common stock to treasury for cancellation and issued 2,500,000 shares of common stock to Leonite Capital LLC in connection with debt financing,

As of December 31, 2019 and June 30, 2019, the Company has 97,199,177 and 94,699,177 shares of common stock issued and outstanding.

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

Series E Convertible Preferred Stock: In August 2018, the Company authorized 4,000,000 shares of Series E Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. In addition, Series E Convertible Preferred Stock carry voting rights of 10,000 votes per share of Series E Convertible Preferred Stock.

On August 19, 2018, the Company issued 4,000,000 shares of Series E Convertible Preferred Stock to Mina Mar Group Corporation for $400, or $.0001 per share. Each of these shares carries a voting right equivalent to 10,000 shares of common stock, which issuance constituted a change of control of the Company.

In October 2019, Mina Mar Group Corporation sold the 4,000,000 shares of Series E Convertible Preferred Stock to IMASK, which sale constituted a change in control. After that change in control, the Company issued 200,000,000 shares of its common stock, par value $0.0001, to IMASK for services rendered, valued at $20,000. In November, IMASK then sold the shares Series E Convertible Preferred Stock and 200,000,000 shares of common stock to Mr. Mittler and Mr. Pizzino for $135,000 and assigned to Mr. Mittler and Mr. Pizzino the $53,000 Emry Note. Mr. Mittler and Mr. Pizzino subsequently returned all of the Series E Convertible Preferred Stock and the common stock to the Company for cancelation and forgave the $53,000 Emry Note. Leonite Capital LLC funded the Series E Convertible Preferred Stock, the common stock, and Emry Note transaction, encumbering the Company, as well as its co-maker Hypersoft Ventures, with $150,000 convertible note, convertible to common stock of the Company at the lower of $0.02 per share or 50% of the lowest bid price during the twenty-one (21) consecutive trading-day period immediate preceding the trading day on which the Company receives the notice of conversion or the discount to market based on subsequent financing. Leonite also received 2,500,000 shares of common stock in connection with the funding in December, 2019.

As of December 31, 2019 and June 30,2019, the Company had 688 shares of Series A Convertible Preferred Stock, 9,938 shares of Series B Convertible Preferred Stock, 138,886 shares of Series C Convertible Preferred Stock, 425,000 shares of Series D Convertible Preferred Stock, and -0- and 4,000,000 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.

Note 11 – Related Party Transactions

Credit line – related party

On September 30, 2014, the Company entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by a principal of its subsidiary. . Under the line of credit agreement, the Company will be able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017 with a one year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $25,653 and $8,436 for the years ended June 30, 2016 and 2015, respectively. The company issued 200,000 shares of common stock to one of the owners of MNY as consideration for the increase of line of credit. These shares were issued on October 19, 2015 and value at $28,000 which was the fair market value at the grant date.

Related party loans

In 2019 and 2018, from time to time, related parties loaned the company working capital for day-to-day operations, respectively. These are short-term loans which bear no interest, and the Company expects to repay these loans within the coming year. As of December 31, 2019 and June 30, 2019, the Company owes $203,699 and $113,712 in related party loans, respectively.

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

	Basis of conversion	Dilution	December 31, 2019	December 31, 2018
Convertible Notes	$673,7530	Share price of $0.01	67,375,300	67,375,300
Series A Convertible Preferred	688 shares outstanding	1 share A: 2 shares common	1,288	1,288
Series B Convertible Preferred	9,938 shares outstanding	1 share B: 2 shares common	19,876	19,876
Series C Convertible Preferred	138,886 share outstanding	1 share C: 10 shares common	1,388,860	1,388,860
Series D Convertible Preferred	425,000 share outstanding	1 share D: 10 shares common	4,250,000	4,250,000
Series E Convertible Preferred	4,000,000 share outstanding	1 share E: 100 shares common	400,000,000	–
			473,035,024	73,035,024

Because the company posted losses for the past two years, the basic and diluted share bases will be presented as the same. For the six months ended December 31, 2019 and 2018, the Company posted gains of $0.00009 and losses of ($0.00417) per share, respectively, per basic and diluted share.

Note 13 – Segment reporting - revenue and expenses

The Company’s wholly owned subsidiary generated the following revenues and incurred the following expenses for the six months ended December 31, 2019, and 2018, respectively.

REVENUES	2019	2018
Service labor	$–	$50
Med01 kit	–	109,915
Replacement parts	–	210
Other service revenue	–	115,796
Monitoring	448,046	222,231
	448,046	448,202
LESS: COST OF GOODS SOLD	118,174	194,185
GROSS PROFIT	$329,872	$254,017

EXPENSES	2019	2018
Selling expenses	$5,387	$12,233
Consulting	56,450	36,998
Payroll	141,089	134,061
Payroll taxes	57,075	63,471
Professional services	4,971	16,277
Software	6,024	30,587
Other general & administrative	75,347	78,407
	346,343	372,034
Interest expense	29,722	48,398
TOTAL EXPENSES	376,065	420,432
NET PROFIT (LOSS)	$(46,195)	$(166,414)

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31, 2019	June 30, 2019
U.S. statutory rate	21%	21%
Less valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities approximate the follows, expiring in 2024 and 2023, on net operating losses of $18,909,025 and $18,526,345 for six months ended December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Net deferred tax assets	$3,979,029	$3,890,532
Less valuation allowance	(3,979,029)	(3,890,532)
Deferred tax asset - net valuation allowance	$–	$–

Note 15 – Subsequent Events

Convertible notes payable:

The Company has negotiated a debt settlement agreement with the note holders of $673,750 in convertible debt which consists of stock and cash payments. The stock is to be issued in Q1 2021, and partial cash payments can be made up to December 31, 2020.

Employee/Contractor compensation:

On June 6, 2020, the Board of Directors, in a unanimous written consent to take action, approved the employee/consulting agreements for Harrysen Mittler, Chairman of the Board of Directors, CEO, and CFO, and Peter Pizzino, President, Secretary, and Director, effective December 20, 2019, which provide for $17,000 per month compensation for each consultant, a $60,000 bonus at the 12 month anniversary of each year, and one-time grants of 200,000,000 shares of common stock for each director, 3,400,000 Series C Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series C Convertible Preferred Stock for 10 shares of common stock, and 500,000 shares Series E Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. The Series E Convertible Preferred Stock carries voting rights of 1 share of Series E Convertible Preferred Stock for 10,000 shares of common stock.

Convertible Note: Leonite Capital, LLC:

As of January 1, 2020, the Leonite Capital, LLC note is in default. Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note as of March 31, 2020 are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	826.28%	0.0159%	0.667	$ 0.02	$0.00950

Revaluation at March 31, 2020 yielded a loss of $230,349 on change in fair value of derivative liability, primarily due to default on the Leonite Convertible Note and change in conversion price, amortization of $50,556, and interest and late fees expense of $4,778.

Balance at March 31, 2020	$–
Leonite Convertible Note issued	150,000
Leonite Convertible Note converted	–
Total	150,000
Less: debt discount	(75,555)
Balance at March 31, 2020	$74,445

Significant assumptions used in calculating fair value of warrants and conversion feature of convertible notes as of March 31, 2020 are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	845.05%	0.0170%	0.458	$ 0.00250	$0.0050

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

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We have made provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of December 31, 2019.

Results of Operations

Three Months Ended December 31, 2019 compared to the three months ended December 31, 2018.

Our company recorded revenues of $222,193 with a cost of sales of $77,193, generating a Gross Profit of $145,000 as of December 31, 2019, compared to revenues of $223,454 with a cost of sales of $107,915, generating a Gross Profit of $115,539 as of December 31, 2018.

Other selling expenses of $217 and general and administrative expenses of $186,801, with interest expense of $50,301, gain on forgiveness of debt of $53,093, and a gain in the change in valuation of derivative instrument of $77,786 generated a net gain of $38,731 for the three months ending December 31, 2019. Selling expenses of $6,272 and general and administrative expenses of $177,133 with interest expense of $109,172 generated a net loss of $177,038 for the three months ending December 31, 2018.

We attribute much of the gain in the three months ended December 31, 2019 to the initial valuation and subsequent revaluation of our convertible debentures using the Black Scholes model.

Six Months Ended December 31, 2019 compared to the six months ended December 31, 2018.

Our company recorded revenues of $448,046 with a cost of sales of $118,174, generating a Gross Profit of $329,872 for the six months ended December 31, 2019, as compared to revenues of $448,202 with a cost of sales of $194,185, generating a Gross Profit of $254,017 for the six months ended December 31, 2018.

Other selling expenses of $5,387 and general and administrative expenses of $383,365, with interest expense of $55,867, gain on forgiveness of debt of $53,093, and a gain in the change in valuation of derivative instrument of $77,786 generated a net gain of $16,132 for the six months ended December 31, 2019. Selling expenses of $12,233 and general and administrative expenses of $369,429 with interest expense of 187,009, which included $79,250 in amortized discounts for debentures, generated a net loss of $316,691 for the six months ending December 31, 2018.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has net accumulated losses since inception, and an accumulated deficit of $18,909,025.

As at December 31, 2019,  the Company had $4,633 in cash. We had a working capital deficit of $1,921,632.

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

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Director and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2019, (ii) Statement of Operations for the three and six months ended December 31, 2019, (iii) Statement of Cash Flows for the six months ended December 31, 2019, and (iv) Notes to Financial Statements

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ Harrysen Mittler
Harrysen Mittler
President, Chief Executive Officer and Director
Date: July 14, 2020		(Principal Executive Officer)

