Form 10-Q
period 2020-03-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2020-09-09
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2020 VOLUNTARILY FILED

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2019 : 97,199,177 shares of Common Stock, par value US $0.0001

Table of Contents

PART I

2

PART I

Item 1. Financial Statements

The following documents are filed as part of or are included in this Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Report; and

2.	Exhibits listed in the Exhibit Index filed as part of this Report.

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Balance Sheets

As at March 31, 2020 and June 30, 2019

	As at March 31, 2020 (Unaudited) ($)	As at June 30, 2019 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	$–	$3,828
Accounts receivable, net	60,394	12,287
Inventory	51,611	5,254
Prepaid expenses	151,221	91,013
Investment	670	–
Total Current Assets	263,896	112,382

Property, plant and equipment, net	–	6,118

Total Assets	$263,896	$118,501

LIABILITIES AND SHAREHOLDER EQUITY

Current Liabilities
Accrued expenses and other current liabilities	$563,818	$412,102
Accounts payable	152,939	222,924
Deferred revenue	225,998	196,058
Due to related party	331,553	113,712
Notes payable	80,355	145,014
Notes payable - Other	–	53,000
Derivative liabilities	109,704	109,704
Convertible notes payable - net of discount	673,750	673,750
Derivative liabilities - LEONITE	302,563	–
LEONITE conv deb net of $75,555 discount	74,445	–
Total Current Liabilities	2,515,125	1,926,265
Long Term Liabilities
Credit line payable - related party	397,500	397,500

Total Liabilities	$2,912,625	$2,323,765

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 138,886 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	14	14
Series C Preferred Stock to be issued (6,700,000 shares)	670
Series D Preferred Stock: $0.0001 par value; 500,000 authorized, 425,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	43	43
Series E Preferred Stock $0.0001 par value, 1,200,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	400	400
Series E Preferred Stock to be issued (1,000,000)	100	–
Series E Preferred Stock to be returned to treasury (4,000,000)	(400)	–
Common Stock: $0.0001 par value; 400,000,000 shares authorized, 297,199,177 and 94,699,177 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	29,720	9,470
Common Stock to be issued (4,000,000 shares)	40,000	–
Common Stock to be returned to treasury (200,000,000 shares)	(20,000)	–
Additional paid in capital	16,590,014	16,709,964
Accumulated deficit	(19,289,292)	(18,925,157)
Total Shareholders’ Equity	(2,648,729)	(2,205,264)

Total Liabilities and Shareholders’ Equity	$263,896	$118,501

The accompanying footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Profit and loss

For the three and nine months ended March 31, 2020 and 2019

	For the three months ended		For the nine months ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenue	$309,770	$231,165	$757,815	$679,367
Cost of sales	(29,183)	(99,361)	(147,357)	(293,546)
Gross profit	280,587	131,804	610,458	385,821

Operating expenses
Selling expense	(449)	(8,242)	(5,836)	(20,474)
General and administrative	(400,569)	(176,122)	(783,932)	(545,551)
Research and development	–	–	–	–
	(401,018)	(184,364)	(789,768)	(566,025)

Income / (Loss) from operations	(120,431)	(52,560)	(179,310)	(180,204)

Other Income / (expense)
Change in fair value of derivative instrument	(230,349)	–	(152,564)	–
Gain on forgiveness of debt	15,408	–	68,500	–
Interest expense	(44,895)	(63,030)	(100,761)	(252,037)
Other income	–	–	–	–

Net (loss) before taxes	(380,267)	(115,590)	(364,135)	(432,241)
Income tax	–	–	–	–
Net Profit / (loss)	$(380,267)	$(115,590)	$(364,135)	$(432,241)

Net gain (loss) per common share - Basic and Diluted	$(0.00387)	$(0.00122)	$(0.00230)	$(0.00526)

Weighted average common shares outstanding - Basic & Diluted	98,279,168	94,699,177	158,147,310	82,165,831

The accompanying footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Shareholders’ Equity

As at March 31, 2020 and 2019 (Unaudited)

Preferred Stock
	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2018 (Unaudited)	688	$1	9,938	$1	138,886	$14	–	$–

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Common stock for services	–	–	–	–	–	–	–	–

Sale of common stock	–	–	–	–	–	–	–	–

As at March 31, 2019 (Unaudited)	688	$1	9,938	$1	138,886	$14	–	$–

Preferred Stock
	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2019 (Unaudited)	688	$1	9,938	$1	138,886	$14	–	$–

Profit/(loss) for the period	–	–	–	–	–	–	–	–

Stock for compensation	–	–	–	–	–	–	–	–

Common stock for services	–	–	–	–	–	–	–	–

Preferred stock for asset purchase	–	–	–	–	–	–	6,700,000	670

Cancellation of common & preferred stock/debt purchase	–	–	–	–	–	–	–	–

Stock for services - debt	–	–	–	–	–	–	–	–

As at March 31, 2020 (Unaudited)	688	$1	9,938	$1	138,886	$14	6,700,000	$670

The accompanying footnotes are an integral part of these unaudited financial statements

(continued)

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Shareholders’ Equity

As at March 31, 2020 and 2019 (Unaudited)

	Preferred Stock
	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2018 (Unaudited)	425,000	$43	–	$–	–	$–

Profit/(loss) for the period	–	–	–	–	–	–

Common stock for services	–	–	–	–	–	–

Sale of common stock	–	–	4,000,000	400	–	–

As at March 31, 2019 (Unaudited)	425,000	$43	4,000,000	$400	–	$–

	Preferred Stock
	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2019 (Unaudited)	425,000	$43	4,000,000	$400	–	$–

Profit/(loss) for the period	–	–	–	–	–	–

Stock for compensation	–	–	–	–	1,000,000	100

Common stock for services	–	–	–	–	–	–

Preferred stock for asset purchase	–	–	–	–	–	–

Cancellation of common & preferred stock/debt purchase	–	–	–	–	(4,000,000)	(400)

Stock for services - debt	–	–	–	–	–	–

As at March 31, 2020 (Unaudited)	425,000	$43	4,000,000	$400	(3,000,000)	$(300)

The accompanying footnotes are an integral part of these unaudited financial statements

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Profit/Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2018 (Unaudited)	49,878,676	$4,988	–	$–	$16,685,314	$(18,209,695)	$(1,519,335)

Profit/(loss) for the period	–	–	–	–	–	(432,241)	(432,241)

Common stock for services	41,320,501	4,132	–	–	–	–	4,132

Sale of common stock	3,500,000	350	–	–	24,650	–	25,400

As at March 31, 2019 (Unaudited)	94,699,177	$9,470	–	$–	$16,709,964	$(18,641,936)	$(1,922,043)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Profit/Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2019 (Unaudited)	94,699,177	9,470	–	$–	$16,709,964	$(18,925,157)	$(2,205,264)

Profit/(loss) for the period	–	–	–	–	–	16,132	16,132

Stock for compensation	–	–	400,000,000	40,000	9,900	–	50,000

Common stock for services	200,000,000	20,000	–	–	–	–	20,000

Preferred stock for asset purchase	–	–	–	–	–	–	670

Cancellation of common & preferred stock/debt purchase	–	–	(200,000,000)	(20,000)	–	–	(20,400)

Stock for services - debt	2,500,000	250	–	–	(129,850)	–	(129,600)

As at March 31, 2020 (Unaudited)	297,199,177	$29,720	200,000,000	$20,000	$16,590,014	$(19,289,292)	$(2,648,729)

The accompanying footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Unaudited Consolidated Statement of Cash Flows

As at March 31 2020 and 2019 (Unaudited)

	March 31, 2020 Unaudited	March 31, 2019 Unaudited
Cash flow from operating activities

(Loss) / profit before income tax	$(364,135)	$(432,241)
Adjustment for non cash charges and other items:
Common and preferred stock to be issued for compensation	51,800	–
Common stock issued for services	250	4,132
Change in fair value of derivative instrument	152,563	–
Amortization of debt discount and original issue discount	(75,555)	79,250
Amortization and depreciation	6,118	5,616
Gain on debt forgiveness	(68,500)	–
Interest expense	100,761	252,037
	(196,698)	(91,206)
Changes in working capital
Decrease / (increase) in Notes payable	117,659	(111,401)
Decrease / (increase) in accounts receivables	(48,107)	32,535
Decrease / (increase) in inventory	(46,357)	20,077
Decrease / (increase) in prepaid expenses	(60,208)	13,392
Decrease / (increase) in advances to suppliers	–	108,771
(Decrease) / increase in trade and other payables	(69,985)	133,782
(Decrease) / increase in accrued expenses	151,716	91,794
(Decrease) / increase in deferred revenue	29,940	(121,038)
	74,658	167,912

Cash flow from operating activities	(122,040)	76,706

Cash flow from investing activities
Additions in intangibles assets	–	–
Additions in property, plant and equipment	–	–
Cash flow from / (used) in investing activities	–	–

Cash flow from financing activities
Proceeds from issuance of stock	–	25,400
Proceeds from advances - related party	118,212	5,496
Proceeds(repayment) from note payable	–	(76,716)
Cash flow from financing activities	118,212	(45,820)

Increase/(decrease) in cash and cash equivalents	(3,828)	30,886

Cash and cash equivalents at beginning of the period	3,828	4,517

Cash and cash equivalents at end of the period	$–	$35,403

The accompanying footnotes are an integral part of these unaudited financial statements

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2020 and June 30, 2019

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2020 and the results of operations and cash flows for the nine months ended March 31, 2020. The balance sheet as of June 30, 2019 is derived from the Company’s unaudited financial statements.

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

The results of operations for the nine months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020.

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

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  There are $60,394 and $12,287 in Accounts receivables net of allowances of $23,705 and $23,705 at March 31, 2020 and June 30, 2019, respectively.

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

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. All revenues from subscription arrangements are recognized ratably over the term of such arrangements. The excess of amounts received over the income recognized is recorded as deferred revenue on the consolidated balance sheet. As of March 31, 2020 and 2019, the company recognized $757,815 and $679,367 in revenue and recorded $225,998 and $196,058 in deferred revenue, respectively.

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

Related party transactions. The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include:

•	Affiliates of the Company;
•	Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity;
•	Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management;
•	Principal owners of the Company;
•	Management of the Company;
•	Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and
•	Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include:

•	The nature of the relationship involved;
•	A description of the transactions, including transactions to which no amounts or nominal amounts were ascribed for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements;
•	The dollar amount of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and
•	Amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended March 31, 2020 or 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the impact on the financial statements and expects to implement the provisions of ASU 2016-13 for the annual financial statements for the interim periods beginning July 1,2021.

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

Note 3 – Going Concern

The accompanying financial statements for the three and nine months ended March 31, 2020 and 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at March 31, 2020, the Company has shown losses for the last 2 years and has an accumulated deficit of ($19,289,292). Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

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

As of March 31, 2020 and June 30, 2019, the Company had $51,611 and $5,254 in inventory in-house, respectively, as well as $151,221 and $91,013 in prepaid inventories in transit, respectively.

Note 5 – Property, Plant, and Equipment

The Company has $20,000 in furnishings which are fully depreciated, $19,689 in office computers and equipment which are fully depreciated, and capitalized software development costs of $45,900 which are fully depreciated.

As of March 31, 2020 and June 30, 2019, the Company recorded $-0- and $6,118 in net Property, Plant, and Equipment, respectively:

	March 2020	June 2019
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Property, plant, and equipment	85,589	85,589
Less accumulated depreciation	(85,589)	(79,471)
Net property, plant, and equipment	$-0-	$6,118

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $152,939 and $222,924, directly related to operating costs, as of March 31, 2020 and June 30, 2019, respectively.

Accrued expenses are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as interest accrued in connection with credit line. The Company recorded $563,818 and $412,102 in accrued expenses and other current liabilities as of March 31, 2020 and June 30, 2019, respectively.

Note 7 – Notes Payable and Note payable-other

Notes payable:

In June, 2019, the Company negotiated a fixed repayment settlement of some of its debt of $70,875, non-interest bearing.. The company has various loans and credit lines outstanding. The credit line carries an interest rate of $16.24%. The bank loans carry interest rates varying between 9.24%-10.90%.

	March 31, 2020	June 30, 2019
Kabbage	$15,589	$11,842
Wells Fargo	17,001	33,970
Prosper	19,983	28,327
Marcus	27,782	–
Debt settlement	-0-	70,875
Total Notes Payable	$80,355	$145,014

As of March 31, 2020 and June 30, 2019, the Company has outstanding $80,355 and $145,014 in bank loans and credit lines payable, respectively.

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

As of March 31, 2020 and June 30, 2019, the Company recorded Notes payable – other of $-0- and $53,000 and a gain on debt forgiveness of $53,093 and -0-, respectively.

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

No warrants were exercised during the period, and as of March 31, 2020 and June 30, 2019, all outstanding warrants have expired.

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

Revaluation at March 31, 2020 yielded a loss of $230,349 on change in fair value of derivative liability, amortization of discounts of $50,556, and interest expense of $4,778.

Balance at September 30, 2019	$–
Leonite Convertible Note issued	150,000
Leonite Convertible Note converted	–
Total	150,000
Less: debt discount	(75,555)
Balance at March 31, 2020	$74,445

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note at issuance date are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	845.046%	0.0017%	0.38	$ 0.00250	$0.005

Note 10 – Stockholders’ Equity (Deficit)

Capital Stock:

The Company is currently authorized to issue 1,200,000,000 shares of common stock, par value of $0.0001 per share, and 14,000,000 shares of preferred stock, par value of $0.0001.

For the three months ended March 31, 2020, the Company authorized to be issued 200,000,000 shares to each of its new management, a total of 400,000,000 shares valued at $40,000 or $0.0001 per share, for consulting services.

During the three months ended December 31, 2019, the Company received 200,000,000 shares of common stock to be returned to treasury and issued 2,500,000 shares of common stock to Leonite Capital LLC in connection with debt financing,

As of March 31, 2020 and June 30, 2019, the Company has 297,199,177 and 94,699,177 shares of common stock issued and outstanding, and 00,000,000 and -0- shares of common stock to be issued, respectively.

In August 2020, 200,000,000 were issued to the directors of the Company, leaving 200,000,000 shares of common stock to be issued.

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

In October 2019, Mina Mar Group Corporation sold the 4,000,000 shares of Series E Convertible Preferred Stock to IMASK, which sale constituted a change in control. After that change in control, the Company issued 200,000,000 shares of its common stock, par value $0.0001, to IMASK for services rendered, valued at $20,000. In November, IMASK then sold the shares Series E Convertible Preferred Stock and 200,000,000 shares of common stock to Mr. Mittler and Mr. Pizzino for $135,000 and assigned to Mr. Mittler and Mr. Pizzino the $53,000 Emry Note. Mr. Mittler and Mr. Pizzino subsequently forgave the $53,000 Emry note and $93 accrued interest. The Company received 4,000,000 shares of Series E Convertible Preferred Stock to be returned to treasury and 200,000,000 shares of common stock to be returned to treasury. Leonite Capital LLC funded the Series E Convertible Preferred Stock, the common stock, and Emry Note transaction, encumbering the Company, as well as its co-maker Hypersoft Ventures, with $150,000 convertible note, convertible to common stock of the Company at the lower of $0.02 per share or 50% of the lowest bid price during the twenty-one (21) consecutive trading-day period immediate preceding the trading day on which the Company receives the notice of conversion or the discount to market based on subsequent financing. Leonite also received 2,500,000 shares of common stock in connection with the funding in December, 2019.

As of March 31, 2020 and June 30,2019, the Company had 688 shares of Series A Convertible Preferred Stock, 9,938 shares of Series B Convertible Preferred Stock, 138,886 shares of Series C Convertible Preferred Stock, 425,000 shares of Series D Convertible Preferred Stock, and 4,000,000 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.

Note 11 – Related Party Transactions

Credit line – related party

On September 30, 2014, the Company entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by a principal of its subsidiary. .. Under the line of credit agreement, the Company will be able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017 with a one year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company recorded accrued interest on the credit line of $25,653 and $8,436 for the years ended June 30, 2016 and 2015, respectively. The company issued 200,000 shares of common stock to one of the owners of MNY as consideration for the increase of line of credit. These shares were issued on October 19, 2015 and value at $28,000 which was the fair market value at the grant date.

Related party loans

In 2019 and 2018, from time to time, related parties loaned the company working capital for day-to-day operations, respectively. These are short-term loans which bear no interest, and the Company expects to repay these loans within the coming year. As of March 31, 2020 and June 30, 2019, the Company owes $331,553 and $113,712 in related party loans, respectively.

Employee/Contractor compensation: (See Note 15)

On June 6, 2020, the Board of Directors, in a unanimous written consent to take action, approved the employee/consulting agreements for Harrysen Mittler, Chairman of the Board of Directors, CEO, and CFO, and Peter Pizzino, President, Secretary, and Director, effective December 20, 2019, which provide for $17,000 per month compensation for each consultant, a $60,000 bonus at the 12 month anniversary of each year, and one-time grants of 200,000,000 shares of common stock and 500,000 shares Series E Convertible Preferred Stock for each director, a total of 400,000,000 shares of common stock and 1,000,000 shares Series E Convertible Preferred stock.

As of March 31, 2020 and 2019, the Company accrued the following in executive compensation:

	3/31/2020	3/31/2019
Cash payable	$102,000	$-0-
Bonus payable (accrued quarterly)	30,000	-0-
Common stock to be issued (valued at par or $0.0001/share)	40,000	-0-
Series E preferred stock to be issued (valued at conversion of 1:100 or $.01)	10,000	-0-
Total executive compensation	$182,000	$-0-

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

	Basis of conversion	Dilution	March 31, 2020	March 31, 2019
Convertible Notes	$673,7530	Share price of $0.01	67,375,300	67,375,300
Series A Convertible Preferred	688 shares outstanding	1 share A: 2 shares common	1,288	1,288
Series B Convertible Preferred	9,938 shares outstanding	1 share B: 2 shares common	19,876	19,876
Series C Convertible Preferred	138,886 share outstanding	1 share C: 10 shares common	1,388,860	1,388,860
Series D Convertible Preferred	425,000 share outstanding	1 share D: 10 shares common	4,250,000	4,250,000
Series E Convertible Preferred to be issued	1,000,000 share authorized	1 share E: 100 shares common	100,000,000	–
			173,035,324	73,035,024

Because the company posted losses for the past two years, the basic and diluted share bases will be presented as the same. For the nine months ended March 31, 2020 and 2019, the Company posted losses of ($0.00230) and ($0.00526) per share, respectively, per basic and diluted share.

Note 13 – Segment reporting - revenue and expenses

The Company’s wholly owned subsidiary generated the following revenues and incurred the following expenses for the nine months ended March 31, 2020 and 2019, respectively.

REVENUES	2019	2018
Service labor	$–	$50
Med01 kit	153,709	109,915
Replacement parts	–	210
Other service revenue	4,082	115,796
Monitoring	600,024	222,231
	757,815	679.367
LESS: COST OF GOODS SOLD	147,357	293,546
GROSS PROFIT	$610,458	$385,821

EXPENSES	2019	2018
Selling expenses	$5,836	$20,474
Consulting	80,619	39,167
Payroll	214,786	208,737
Payroll taxes	89,671	96,905
Professional services	7,971	22,277
Software	12,662	46,921
Other general & administrative	114,016	121,916
	525,561	556,397
Gain on debt settlement	(15,407)	–
Interest expense	19,282	50,069
TOTAL EXPENSES	529,436	606,466
NET PROFIT (LOSS)	$81,022	$(220,645)

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	March 31, 2020		June 30, 2019
U.S. statutory rate	21%		21%
Less valuation allowance	(21%	)	(21%	)
Effective tax rate	0%		0%

The significant components of deferred tax assets and liabilities approximate the follows, expiring in 2023 and 2024, on net operating losses of $19,289,292 and $18,641,936 for nine months ended March 31, 2020 and 2019, respectively:

	December 31, 2019	December 31, 2018
Net deferred tax assets	4,050,751	3,914,807
Less valuation allowance	(4,050,751)	(3,914,807)
Deferred tax asset - net valuation allowance	0%	0%

Note 15 – Subsequent Events

Management

On September 2, 2020, the Company named Gail Rosenthal as their Chief Financial Officer effective October 1, 2020,.

Convertible notes payable:

The Company has negotiated a debt settlement agreement with the note holders of $673,750 in convertible debt which consists of stock and cash payments. The stock is to be issued in Q1 2021, and partial cash payments can be made up to December 31, 2020.

EQUITY TRANSACTIONS:

Common stock to be issued

In August 2020, the Company issued 200,000,000 to its directors, leaving a balance of 200,000,000 shares of common stock to be issued to its directors as compensation.

Series E Convertible Preferred Stock to be returned to treasury

The Company has received 4,000,000 shares of its Series E Convertible Preferred shares from IMASK to be returned to treasury as part of the change in control.

Series E Convertible Preferred Stock to be issued

In August 2020, Company issued 1,000,000 shares of Series E Convertible Preferred stock to its management as compensation.

Asset Purchase Agreement

The Company has negotiated an asset purchase agreement with Hypersoft Ventures to acquire its Boapin sales portal for 6.7M shares Series C Preferred Convertible Stock, par value $0.0001, convertible 1 share Series C Preferred Convertible stock for ten (10) shares common stock, the deal to be completed by September 30, 2020.

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

Results of Operations

Three Months Ended March 31, 2020 compared to the three months ended March 31, 2019.

Our company recorded revenues of $309,770 with a cost of sales of $29,183, generating a Gross Profit of $280,587 as of March 31, 2020, compared to revenues of $231,165 with a cost of sales of $99,361, generating a Gross Profit of $131,804 as of March 31, 2019.

Other selling expenses of $449 and general and administrative expenses of $400,569, with interest expense of $44,895, gain on forgiveness of debt of $15,408, and a loss in the change in valuation of derivative instrument of $230,349 generated a net loss of $380,267 for the three months ending March 31, 2020. Selling expenses of $8,242 and general and administrative expenses of $176,122 with interest expense of $63,030 generated a net loss of $115,190 for the three months ending March 31, 2019.

We attribute much of the loss in the three months ended March 31, 2020 to the subsequent revaluation of our convertible debentures using the Black Scholes model.

Nine Months Ended March 31, 2020 compared to the nine months ended March 31, 2019.

Our company recorded revenues of $757,815 with a cost of sales of $147,357, generating a Gross Profit of $610,458 for the nine months ended March 31, 2020, as compared to revenues of $679,367 with a cost of sales of $293,546, generating a Gross Profit of $385,821 for the nine months ended March 31, 2019.

Other selling expenses of $5,836 and general and administrative expenses of $783,932, with interest expense of $100,761, gain on forgiveness of debt of $68,500, and a loss in the change in valuation of derivative instrument of $152,564 generated a net loss of $364,135 for the nine months ended March 31, 2020. Selling expenses of $20,474 and general and administrative expenses of $545,551 with interest expense of $252,037, which included $79,250 in amortized discounts for debentures, generated a net loss of $432,241 for the nine months ending March 31, 2019.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has net accumulated losses since inception, and an accumulated deficit of $19,289,292.

As at March 31, 2020, the Company had $-0- in cash. We had a working capital deficit of $2,251,229.

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

WEARABLE HEALTHCARE SOLUTIONS, INC.

	By:	/s/ Harrysen Mittler
Harrysen Mittler
President, Chief Executive Officer and Director
Date: September 9, 2020		(Principal Executive Officer)

