Form 10-Q
period 2021-09-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2022-02-18
CIK 1443089

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-153290

WEARABLE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3534190	3669
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code
		Number

2300 Yonge St., Suite 1600, Toronto, Ontario M4P 1E4 Canada

(Address of principal executive offices)

Phone: (855) 226 4827

(Registrant’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 15, 2022
Common Stock, $0.0001	1,080,492,608

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WEARABLE HEALTH SOLUTIONS, INC.

TABLE OF CONTENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

	9/30/2021	6/30/2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,752,795	$847,430
Accounts receivable, net	–	25,694
Accounts receivable, other	2,000	2,000
Prepaid Inventory	–	22,682
Prepaid expenses	59,600	10,000
Total Current Assets	1,814,395	907,806

Property, Plant & Equipment
Dealer portal (net of $849 and $0 depreciation)	49,151	–
	49,151	–
Total Assets	$1,863,546	$907,806

LIABILITIES and SHAREHOLDERS' DEFICIT
COMMITMENTS AND CONTINGENCIES (Note 12)	–	–
Current liabilities
Accounts payable	$300,491	$331,876
Accrued expenses and other current liabilities	312,540	296,920
Accrued expenses - related party	609,378	579,673
Deferred revenue	106,756	108,298
Line of credit	397,500	397,500
Derivative liability	343,200	281,845
Notes payable	554,776	853,244
Note payable – other	50,000	50,000
Note payable - related party	425,000	425,000
Convertible notes – Leonite	180,000	260,000
Convertible notes- other	673,750	673,750
Total current liabilities	3,953,391	4,258,106
TOTAL LIABILITIES	3,953,391	4,258,106

SHAREHOLDERS’ DEFICIT
Preferred stock
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	$1	$1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 6,838,889 and 138,886 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 shares authorized, 3,900,000 and 1,900,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	390	190
Series E Preferred Stock to be issued (100,000 shares as of September 30, 2021 and June 30, 2021, respectively)	57,000	57,000
Common stock
Common Stock: $0.0001 par value; 3,000,000,000 shares authorized, 911,843,430 and 647,074,177 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	91,184	64,708
Common stock to be issued (15,275,000 and 20,050,000 shares as of September 30, 2021 and June 30, 2021, respectively)	131,503	169,005
Additional paid in capital	28,358,311	22,732,295
Accumulated deficit	(30,728,961)	(26,374,227)
Total Shareholders’ Deficit	(2,089,845)	(3,350,300)
Total Liabilities and Shareholders’ Deficit	$1,863,546	$907,806

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the three months ended September 30, 2021  and 2020 (unaudited)

	2021	2020
Revenue	$302,872	$362,653
Cost of sales	(203,511)	(159,870)
Gross profit	99,361	202,783

Operating expenses
Selling expense	148,079	3,556
Research and development expense	149,000	–
Depreciation expense	849	–
Consulting and professional fees	172,454	141,635
Insurance	15,917	10,290
Rent	4,455	3,718
Salaries and wages	3,529,453	1,955,164
Software expense	93,477	3,597
General and administrative	82,784	30,649
	4,196,468	2,148,609

Loss from operations	(4,097,107)	(1,945,826)

Other (Income) / expense
Change in fair value of derivative instrument	238,155	–
Gain on debt extinguishment	(15,832)	–
Interest expense	35,304	3,766
Total other expenses	257,627	3,766
Net loss before taxes	(4,354,735)	(1,949,592)
Income tax	–	–
Net loss	$(4,354,735)	$(1,949,592)

Net loss per common share - Basic and Diluted	(0.02)	(0.02)

Weighted average common shares outstanding - Basic & Diluted	195,378,542	96,330,751

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three months ended September 30, 2021 (unaudited) and 2020 (unaudited)

	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2020	688	$1	9,938	$1	138,886	$14	6,700,003	$375,200

Loss for the period	–	–	–	–	–	–	–	–
Issuance of Series C Preferred shares	–	–	–	–	6,700,003	670	(6,700,003)	(375,200)
Return of preferred stock	–	–	–	–	–	–	–	–
Preferred stock issued/officer comp	–	–	–	–	–	–	–	–
Common stock issued/officer comp	–	–	–	–	–	–	–	–

As at September 30, 2020	688	$1	9,938	$1	6,838,889	$684	–	$–

As at June 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–

As at September 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

(continued)

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three months ended September 30, 2021 (unaudited) and 2020 (unaudited)

(continued)

	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2020	425,000	$43	4,000,000	$400	1,000,000	$650,000

Loss for the period	–	–	–	–	–	–
Issuance of Series C Preferred shares	–	–	–	–	–	–
Return of preferred stock	–	–	(4,000,000)	(400)	–	–
Preferred stock issued/officer comp	–	–	1,000,000	100	–	(80,000)
Common stock issued/officer comp	–	–	–	–	–	–

As at September 30, 2020	425,000	$43	1,000,000	$100	1,000,000	$570,000

As at June 30, 2021	425,000	$43	1,900,000	$190	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–
Preferred stock for compensation	–	–	2,000,000	200	–	–
Shares sold for cash	–	–	–	–	–	–

As at September 30, 2021	425,000	$43	3,900,000	$390	100,000	$57,000

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three months ended September 30, 2021 (unaudited) and 2020 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Profit/Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2020	297,399,177	$29,740	10,350,000	$71,415	$18,578,122	$(23,061,221)	$(3,356,285)

Loss for the period		–	–	–	–	(1,949,592)	(1,949,592)
Issuance of Series C Preferred shares	–	–	–	–	374,530	–	–
Return of preferred stock	–	–	–	–	–	–	(400)
Preferred stock issued/officer comp	–	–	–	–	649,900	–	570,000
Common stock issued/officer comp	200,000,000	20,000	150,000	1,500	1,120,000	–	1,141,500

As at September 30, 2020	497,399,177	$49,740	10,500,000	$72,915	$20,722,552	$(25,010,813)	$(3,594,777)

As at June 30, 2021	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,301)

Loss for the period	–	–	–	–	–	(4,354,735)	(4,354,735)
Common stock for comp	7,000,000	700	5,000,000	60,000	74,300	–	135,000
Common stock for debt conversion	25,269,253	2,527	–	–	250,166	–	252,693
Common stock for officer comp	–	–	225,000	2,498	–	–	2,498
Preferred stock for compensation	–	–	–	–	2,999,800	–	3,000,000
Shares sold for cash	232,500,000	23250	(10,000,000)	(100,000)	2,301,750	–	2,225,000

As at September 30, 2021	911,843,430	$91,184	15,275,000	$131,503	$28,358,311	$(30,728,961)	$(2,089,845)

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Cash Flows

For the three months ended September 30, 2021 and 2020 (unaudited)

	2021	2020
Cash flow from operating activities
Net loss	$(4,354,735)	$(1,949,592)
Adjustment for non cash charges and other items:
Depreciation	849	–
Common stock issued for services	–	(500,000)
Stock compensation expense	3,137,498	2,373,920
Change in fair value of derivative instrument	238,155	173,406
Gain on debt extinguishment	(15,832)	–
	(994,066)	97,734
Changes in working capital
Decrease / (increase) in accounts receivables	25,694	18,847
Decrease / (increase) in prepaid inventory	22,682	(137,478)
Decrease / (increase) in prepaid expenses	(49,600)	38,195
(Decrease) / increase in trade and other payables	(31,385)	15,381
(Decrease) / increase in accrued expenses	27,344	47,362
(Decrease) / increase in deferred revenue	(1,542)	(257)
	(6,806)	(17,950)
Cash flow used in operating activities	(1,000,872)	79,784

Cash flow provided by investing activities
Purchases of property and equipment	(50,000)	–
(Decrease) / increase in notes payable	–	(701,542)
Cash flow from investing activities	(50,000)	(701,542)

Cash flow provided by financing activities
Proceeds from issuance of stock for cash	2,225,000	–
Advances from related party	29,705	121,758
Proceeds from note payable	20,000	500,000
Repayments of note payable	(318,468)	–
Cash flow from financing activities	1,956,237	621,758
Increase in cash and cash equivalents	905,365	–
Cash and cash equivalents at beginning of the year	847,430	701,542
Cash and cash equivalents at end of the year	$1,752,795	$701,542

Non-cash investing and financing activities
Write off of derivative liability due to debt conversion	$176,800	$–
Issuance of common stock for conversion of notes payable and conversion fees	$7,225	$–

Cash paid for interest and taxes
Interest	$–	$–
Taxes	$–	$–

The footnotes are an integral part of these unaudited financial statements.

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (unaudited) and June 30, 2021

Note 1 – Nature and Continuance of Operations

Wearable Healthcare Solutions Inc. (the Company) was incorporated as Medical Alarm Concepts Holding, Inc. on June 4, 2008, under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions Inc.”

The Company is primarily engaged in utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical or age-related conditions.

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2021 and the results of operations and cash flows for the three months ended September 30, 2021. The balance sheet as of June 30, 2021, is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on this Form 10 for the fiscal year ended June 30, 2021.

The results of operations for the three months ended September 30, 2021, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of management’s estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries: Medical Alarm Concepts, LLC and Boapin. All intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include valuation of stock compensation, valuation of derivative liabilities, allowance for doubtful accounts.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $-0- and $25,694 in accounts receivables net of allowances of $23,705 and $23,705 at September 30, 2021 and June 30, 2021, respectively.

Software Development for internal use - The Company accounts for software development costs in accordance with applicable guidelines. Software development costs include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Software development costs also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in software development expense until the point that technological feasibility is reached. Once technological feasibility is reached, such costs are capitalized and depreciated over the useful estimated lives of the software. For software modifications or developments, the Company expenses the costs. The Company purchased its dealer portal for $50,000 on August 30, 2021, to be depreciated over 5 years.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Recognition of Revenues – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company has adopted this pronouncement.

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical- or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. For hardware sales, the Company recognizes revenues when the product is shipped. Customers are billed on Net 30 terms. For service revenue, the Company recognizes revenues when the service is provided. For customers who pay several months at a time, the Company records revenues for the month’s services and the balance of funds to deferred revenues and records the balance of revenues as they become current.

	3 months ended September 30,
	2021	2020
REVENUES
Hardware revenue	$53,583	$129,241
Service revenue	249,289	233,412
TOTAL REVENUES	$302,872	$362,653

The following table discloses changes in unearned revenue for the three months ended September 30, 2021 and 2020:

	2021	2020
Balance at beginning of period - June 30,	$108,298	$174,107
Deferred revenue	2,682	3,025
Recognition of unearned revenue	(4,224)	(3,025)
Balance at the end of the period - September 30,	$106,756	$174,107

Deferral of revenues in the three months ended September 30, 2021 and 2020 was $105,756 and $174,107, respectively. The deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at September 30, 2021 and 2020, respectively. We have no agreements longer than 12 months.

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

The Federal and state income tax returns of the Company for 2021, 2020, and 2019 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. As of September 30, 2021 and 2020, the Company recorded $149,000 and $-0- in research and development costs, respectively.

Basic and Diluted Loss per Common Share - Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period of compensation. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the net income of the Company, subject to anti-dilution limitations.

	Basis of conversion	Dilution	2021	2020
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,376	1,376
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	6,838,889 and 138,886 shares outstanding in 2021 and 2020, respectively	1 share C: 10 shares	68,388,890	1,388,860
Series D Convertible	425,000 shares outstanding	1 share D: 10 shares	4,250,000	4,250,000
Series E Convertible	3,900,000 and 4,000,000 shares outstanding in 2021 and 2020, respectively	1 share E: 100 shares	390,000,000	400,000,000
Series E Convertible Shares to be issued	100,000 and 1,000,000 Series E shares to be issued in 2021 and 2020, respectively	1 share E: 100 shares	10,000,000	100,000,000
			472,660,142	505,660,112

Because the Company incurred losses for the past two years, the basic and diluted share bases will be presented as the same. For the periods ended September 30, 2021 and 2020, the Company incurred losses of ($0.02) and ($0.02) per basic share and diluted share, respectively.

Recent Accounting Pronouncements

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

Note 3 – Going Concern

The accompanying financial statements for the three months ended September 30, 2021 and 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at September 30, 2021 and June 30, 2021, the Company has shown losses for the last 2 years and has an accumulated deficit of ($30,728,961) and ($26,374,227), respectively. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

These factors raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2021 and June 30, 2021, the Company had $-0- and $-0- in inventory in-house, respectively, as well as $-0- and $22,682 in prepaid inventories in transit, respectively.

The Company recorded prepaid public relations and investor relations (PR/IR) services of $21,600 and $10,000 in September 30, 2021 and June 30, 2021, respectively. The Company recorded additional prepayments of $20,000 in prepaid investment banking services and $18,000 in prepaid R&D as of September 30, 2021.

As of September 30, 2021 and June 30, 2021, the Company had $59,600 and $10,000 in prepaid expenses, respectively.

Note 5 - Property, Plant, and Equipment

The Company has $20,000 in furnishings, $19,689 in office computers and equipment, and capitalized software development costs of $45,900 which are fully depreciated. On August 30, 2021, the Company purchased its dealer portal for $50,000 for internal use, amortized over 60 months.

As of September 30, 2021 and June 30, 2021, the Company recorded $49,151 and $-0- in net Property, Plant, and Equipment, respectively:

	September 2021	June 2021
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer Portal	50,000	–
Property, plant, and equipment	135,589	85,589
Less accumulated depreciation – portal	(849)	–
Less accumulated depreciation	(85,589)	(85,589)
Net property, plant, and equipment	$49,151	$–

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $300,491 and $331,876, directly related to operating costs, as of September 30, 2021 and June 30, 2021, respectively.

Accrued expenses are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as interests accrued in connection with credit line. The Company recorded $312,540 and $296,920 in accrued expenses and other current liabilities as of September 30, 2021 and June 30, 2021, respectively.

3(a)(10) filing

On August 17, 2020, the Wearable Health Solutions, Inc., (the “Company”) entered into a settlement agreement and stipulation (“Settlement Agreement”) with Trillium Partners LP (“Trillium”) in connection with the settlement of $310,494.38 of bona fide obligations the Company owed to certain of its creditors. The Settlement Agreement was subject to a fairness hearing, and on September 15, 2020, a Federal court in the District of Maryland held a fairness hearing and granted approval of the Settlement Agreement. If the Settlement Agreement is satisfied in full, the Company shall reduce the Company’s debt obligations equal to $310,494.38 in exchange for the issuance of settlement shares of Company’s common stock pursuant to the terms of section 3(a)(10) of the Securities Act of 1933, in multiple tranches, at a price that is sixty percent to the lowest closing bid price for the common stock for the delivery of such tranche. At no time may Trillium beneficially own more than 9.99% of the Company’s outstanding common stock.

In October 2020, the company issued 48,989,000 shares of WHSI common stock, to be valued at 60% of the lowest bid price for the common stock on the date of the stock issuance. Subsequently, in April 2021, the agreement was voided for non-participation, and all 48,989,000 shares were returned to treasury.

Note 7 –Notes Payable and Note payable-other

Notes payable consists of notes payable from our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, short term notes payable, and notes payable-BOAPIN portal, as follows:

	September 30, 2021	June 30, 2021
Notes from subsidiary	$219,775	$238,244
Short term bridge loan	200,000	500,000
Note payable- Reg A deposits	135,000	115,000
Total Notes Payable	$554,775	$853,244

Notes Payable - subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 6.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	September 30, 2021	June 30, 2021
Wells Fargo Loan	$11,482	$12,454
On Deck Loan	139,569	139,569
Susquehanna Salt Loan	42,000	52,500
Prosper Loans	13,303	17,771
MARCUS Loan	13,421	15,949
TOTAL LOANS	$219,775	$238,244

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with On Deck and Susquehanna Salt. The Company ceased paying the loan payments and paid MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and assured MCA Cure had enough funds to negotiate. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705, $18,705 being subsequently refunded. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan and has hired an attorney to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation.

The Company impaired the MCA Cure amounts paid, and of September 30, 2021 and June 30, 2021, the Company recorded $139,569 for OnDeck debt and $42,000 and $52,500 for the Susquehanna debt, respectively.

Short term bridge loan - COHEN

On July 31, 2020, the Company secured a $500,000 short term bridge loan from an unaffiliated individual (“COHEN”), 12% interest, due and payable October 20, 2020. The loan is currently in default and continues to accrue interest at 12%.

At September 30, 2020, the Company recorded short-term note payable of $500,000, expensed $10,027 in interest and accrued the same in interest liability for the three months ended September 30, 2020.

At June 30, 2021, the Company recorded short term note payable of $500,000, expensed $55,047 in interest and accrued the same in interest liability for the year ended June 30, 2021.

On August 19, 2021, the Company repaid $300,000 of principle, and continues to accrue interest on the $200,000 principle at 12%. At September 30, 2021, the Company recorded short term note payable of $200,000, expensed $10,981 in interest and accrued the same in interest liability for the three months ended September 30, 2021.

Note payable – stock purchases under Reg A

In March 2021 and June 2021, the Company accepted loans of $115,000 from two unaffiliated investors, pending blue sky registrations in two states. In July 2021, the Company accepted loans of $20,000 from two unaffiliated investors, pending blue sky registrations in two additional states. The notes bear interest at 5% and the full amount of the note plus interest is convertible at the Reg A fixed price of $0.01, when possible.

At September 30, 2021 and June 30, 2021, the Company recorded $135,000 and $115,000 in notes payable for stock purchases under Reg A, accrued and expensed interest of $2,615 and $1,594, respectively.

As of September 30, 2021 and June 30, 2021, the Company has outstanding $554,776 and $853,244 in notes payable, respectively.

Note Payable – Other

In November, 2016, the Company secured a $50,000 loan from a party related to a previous CEO, bearing 4% interest, the loan maturing after a successful money raise of $1,000,000 through the acquisition of convertible notes payable (See BENZA, D2CF). The $1,000,000 fundraising was never completed, and the Company has been accruing interest on the original principal amount at 4% since inception. On July 22, 2021, the Company filed suit for damages and the party filed a countersuit on August 26, 2021. There has been no resolution to this situation, and we continue to accrue interest at the face amount.

As of September 30, 2021 and June 30, 2021, the Company expensed $500 and $2,000 in interest fees and has accrued $9,783 and $9,283 in interest payable, respectively.

Convertible note payable – BENZA, D2CF

On March 1, 2016 and March 3, 2016, the Company closed a private placement and received an aggregate of $612,500 by issuing $660,000 (“BENZA”) and $13,750 (“B2CF”) unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per the subscription agreements. All outstanding warrants have expired, and as of June 30, 2019, the remaining debt discount balance of $76,250 has been amortized and the Company recognized the full loan balance due of $673,750.

As of September 30, 2021 and June 30, 2021, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

On July 22, 2021, the Company filed suit for damages resulting from the related party. On November 4, 2021, Benza Pharma LLC filed a countersuit. To date, there has been no resolution or settlement. The loans are recognized on the financials with no discount.

Convertible Note: Leonite Capital, LLC:

On November 19, 2019, the Company, together with Hypersoft Ventures (collectively, the “Borrower”), received $135,000 on issuing the first tranche of $150,000 (prorated original issue discount of $15,000) of a $250,000 unsecured convertible note (“Leonite Convertible Note”) from Leonite Capital, LLC, a Delaware limited liability company (“Leonite”), net of an aggregate original issue discount of up to $77,778. The Leonite Convertible Note bears annual interest at the Prime Rate plus eight percent (8%), not to exceed twelve percent (12%) per annum, computed on a 365/360 basis, and is due nine months from the date of issuance. The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.02 per share with anti-dilution features. In connection with its purchase of the Leonite Convertible Note, the Company issued to Leonite 2,700,000 shares of common stock, prorated for the initial tranche. On June 4, 2021, the Company and Leonite amended the convertible note to $260,000 which included interest and penalties, and extended the due date to June 4, 2023.

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

At June 30, 2020, the Company recorded $270,842 in Derivative liabilities on the original note of $150,000, $145,833 in Convertible note payable – Leonite net of $4,167 discount, plus penalties and default fees.

On June 4, 2021, the Company and Leonite renegotiated the convertible note for two years, face value of $260,000. At June 30, 2021, the Company recorded $524,561 in derivative liabilities, a loss on valuation of $11,003, and expensed $260,000 debt discount and $2,285 in accrued interest.

On July 29, 2021, Leonite converted $42,750 in debt plus $2,250 in fees to 15,000,000 shares, and on August 27, 2021, Leonite converted $44,475 and $2,250 in fees to 10,269,253 shares, collectively resulting in a $15,832 gain on debt extinguishment.

Balance at June 30, 2021	$260,000
Accrued interest	7,225
Leonite Convertible Note converted	(87,225)
Total	180,000
Less: debt discount	–
Balance at September 30, 2021	$180,000

The resulting derivative valuation is calculated as follows:

Derivative as of June 30, 2021	$281,845
Change in fair value	238,155
520,000
Write off due to conversions	(176,800)
Derivative value as of September 30, 2021	$343,200

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note as of September 30, 2021 are as follows.

Expected Dividends	Expected Volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	269.75%	0.0007%	1.9288	$0.00550	$0.01

In October 2021, Leonite converted the balance of the loan, conversion fees, and accrued interest, and extinguished the debt.

Credit line – MediPendant New York Inc.

On September 30, 2014, our subsidiary entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by a principal of its subsidiary. Under the line of credit agreement, the Company will be able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017, with a one-year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The company issued 200,000 shares of common stock to one of the owners of MNY as consideration for the increase of line of credit. These shares were issued on October 19, 2015 and value at $28,000 which was the fair market value at the grant date.

As of September 30, 2021 and June 30, 2021, the Company has recorded $397,500 and $397,500 in outstanding line of credit balance, respectively.

Note 10 – Stockholders’ Equity (Deficit)

Capital Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share, and 14,000,000 shares of preferred stock, par value of $0.0001.

For the three months ended September 30, 2020, the Company issued 200,000,000 shares to its officers as compensation, valued at $1,140,000 or $.0057 per share and accrued 150,000 shares as a bonus, valued at $1,500 or $.01 per share. All shares were recorded at the stock price of the date of agreement or grant

For the three months ended September 30, 2021, the Company issued 7,000,000 shares to employees and contractors for contractual bonuses, valued at $75,000 or $.0107 per share, accrued 5,000,000 shares in bonuses to be paid, valued at $52,500 or $.0105 per share. All shares were recorded at the stock price of the date of agreement or grant. The Company issued 25,269,253 shares for $87,225 of debt and $4,500 in expenses converted, accrued 225,000 shares to be issued for management compensation, valued at $2,498 or $.011 per share, and sold 222,500,000 shares under the Reg A at $2,225000 or $.01 per share.

As of September 30, 2021 and June 30, 2021, the Company has 911,843,430 and 697,074,177 shares of common stock issued and outstanding, respectively.

Offering pursuant to Regulation A

On September 11, 2020, the Company filed a 1-A offering statement with the Securities and Exchange commission, offering up to 500,000,000 at $.01 to raise up to $5,000,000. The offering was amended on October 14, 2020, and can be viewed on the SEC website.

Preferred Stock.

Series A Convertible Preferred Stock: The Company is currently authorized to issue 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series A preferred stock for 2 shares of common stock. These shares have no voting rights.

Series B Convertible Preferred Stock: The Company is currently authorized to issue 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series B preferred stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval.

Series C Convertible Preferred Stock: The Company is currently authorized to issue 6,944,445 shares of Series C Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series C Convertible Preferred Stock for 10 shares common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval.

Series D Convertible Preferred Stock: The Company is currently authorized to issue, 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval.

Series E Convertible Preferred Stock: The Company is currently authorized to issue 4,000,000 shares of Series E Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. In addition, Series E Convertible Preferred Stock carry voting rights of 10,000 votes per share of Series E Convertible Preferred Stock.

During the three months ended September 30, 2020, the Company issued 6,700,003 shares of Series C Convertible Preferred Stock, valued at $375,000 or $.056 per shares in conjunction with the purchase of the Boapin portal (See Note 11), returned 4,000,000 shares of Series E Convertible Preferred Stock, valued at $400 or $.0001, and issued 1,000,000 shares of Series E Convertible Preferred shares to two officers for services, valued at $650,000 or $.65 per share. All shares were recorded at the stock price of the date of agreement or grant on an as-converted basis.

During the three months ended September 30, 2021, the Company issued 1,000,000 shares of Series E Convertible Preferred shares to each of its directors for services, valued at $3,000,000 or $1.50 per share. All shares were recorded at the stock price of the date of agreement or grant on an as-converted basis.

As of September 30, 2021 and June 30, 2021, the Company had 688 shares of Series A Convertible Preferred Stock, 9,938 shares of Series B Convertible Preferred Stock, 6,838,889 shares of Series C Convertible Preferred Stock, 425,000 shares of Series D Convertible Preferred Stock, and 3,900,000 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.

All shares were valued at the stock price on the day of transaction or conversion.

Note 11 – Related Party Transactions

Note payable – BOAPIN purchase

In August 2020, effective as of June 30, 2020, the Company purchased the BOAPIN portal, including all software, licensing, and ownership rights from Hypersoft Ventures, Inc. for $425,670, which includes six million seven hundred thousand (6,700,003) shares of Series C Convertible Preferred stock and a note for $425,000, bearing twelve percent (12%) interest with no prepayment or delinquency clauses.

As of September 30, 2021 and June 30, 2021, the Company has recorded Note payable-BOAPIN of $425,000 and $425,000, and accrued interest of $8,579 and $28,225, respectively.

Accrued expenses and due to related party

From time to time, related parties loaned the company working capital for day-to-day operations, respectively. These are short-term loans which bear no interest, and the Company expects to repay these loans within the coming year. In addition, salary accruals owed to the officers of the Company have been included in the Due to related party line item.

As of September 30, 2021 and June 30, 2021, the Company owes $609,378 and $579,673 in related party payables, respectively

Note 12 – Commitments and contingencies

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

Note 13 - Office lease

The Company maintains its corporate offices in Toronto on a month-to-month basis. The subsidiary maintains a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The 3 year lease at $1,100 per month expired on September 30, 2021. The lease has been renewed for 12 months at $1,300 per month beginning October 1, 2021. Expenditures for the three months ending September 30, 2021 and 2020 are as follows:

	2021	2020
Rent expense	$3,300	$3,300

Note 14 – Subsequent Events

On October 7, 2021, Leonite Capital was issued a total of 13,231,209 common shares of the Company’s stock under the terms of their Note Payable for converting $57,952 of principle and interest plus fees of $2,250.

On October 14, 2021, Leonite Capital was issued a total of 5,000,000 common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On October 27, 2021, Leonite Capital was issued a total of 27,917,969 common shares of the Company’s stock under the terms of their Note Payable for converting $124,776.76 principle plus fees of $2,250 to extinguish the note.

On November 10, 2021, Leonite Capital was issued a total of 7,500,000 common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 12, 2021, East Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Leonite Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Apollo Management Group., was issued a total of 20,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Bellridge Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Eagle Equities., was issued a total of 15,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 17, 2021, Gail Rosenthal was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the bonus contractor agreement before she accepted employment, The shares were valued at $69,000 or $0.0069, the value of the stock on the date of award.

On November 22, 2021, Longside Ventures., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On January 6, 2022, Leonite Capital was issued a total of 20,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

Convertible note payable - LEONITE

In October 2021, Leonite converted $182,729 and $4,450 in fees to 41,149,178 shares of common stock, and extinguished the debt.

Note payable – related party - BOAPIN

On October 28, 2021, the Company repaid $105,000 in principle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” and similar expressions or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Unless stated otherwise, terms such as the “Company,” “Wearable Health,” “we,” “us,” “our,” and similar terms shall refer to Wearable Health Solutions, Inc., a Nevada corporation, and its subsidiaries.

Results of Operations

Results for the Period Ended September 30, 2021, compared to the Period Ended September 30, 2020

Working Capital	September 30, 2021 $	June 30, 2021 $
Cash	1,752,795	847,430
Current Assets	1,814,395	907,806
Current Liabilities	3,953,391	4,258,106
Working Capital (Deficit)	(2,138,996)	(3,350,300)

Cash Flows	September 30, 2021 $	September 30, 2020 $
Cash Flows (used in) Operating Activities	(1,000,872)	79,784
Cash Flows provided by Financing Activities	1,956,237	621,758
Net Increase in Cash During Period	905,365	–

Operating Revenues

The Company had revenues of $302,872 and $362,653 for the periods ended September 30, 2021 and 2020, respectively.

Cost of Revenues

The Company’s cost of revenues for the periods ended September 30, 2021 and 2020 was $203,511 and $159,870, respectively.

Gross Profit

The Company’s gross profit for the periods ended September 30, 2021 and 2020 was $99,361, and $202,783, respectively.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the Period Ended September 30, 2021, general and administrative expenses were $4,196,468 compared to $2,148,609 for the Period Ended 2020. The primary expenses for 2021 were salaries and wages of $3,529,453; the primary expenses for 2020 were salaries and wages and professional services totaling $1,955,164.

Other Income (Expense)

The Company had other income (expense) for the periods ended September 30, 2021 and 2020 of $257,627 and $3,766, respectively. Other income consisted mainly of change in fair value of derivative instrument of $238,155 and $-0-, gain on debt extinguishment of $15,832 and $-0-, and interest expense of $35,304 and $3,766, respectively.

Net loss

The net loss for the Period Ended September 30, 2021, was $4,354,735 compared to $1,949,592 for the Period Ended September 30, 2020.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2021, the Company had total current assets of $1,814,395. Current assets consisted primarily of cash and prepaid expenses. At September 30, 2021, the Company had total current liabilities of $ 3,953,391 compared to $4,258,106, at June 30, 2021. Current liabilities consisted primarily of accounts payable accrued liabilities and accrued compensation.

We had negative working capital of $2,138,996 as of September 30, 2021.

Cash flow from Operating Activities

During the three months ended September 30, 2021, cash used in operating activities was $(1,000,872) compared to $79,784 for the same period ended September 30, 2020. The increase in the amounts of cash used in operating activities was due to the increase in operations and personnel.

Cash flow from Financing Activities

For the three months ended September 30, 2021, cash provided by financing activities was $1,956,237 compared to $701,542 provided during the three months ended September 30, 2020.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $2,089,845. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Recent Accounting Pronouncements

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2021.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2021, Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

On July 2, 2021, Quick Capital, was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $100,000, cash payments.

On August 2, 2021, Quick Capital, was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $100,000, cash payments.

On August 3, 2021, Leonite Capital, was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $100,000, cash payments.

On August 4, 2021, Quick Capital, was issued a total of 25,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $250,000, cash payments.

On August 4, 2021, Tri-Bridge Ventures LLC, was issued a total of 25,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $250,000, cash payments.

On August 6, 2021, Leonite Capital, was issued a total of 40,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $400,000, cash payments.

On August 11, 2021, the Company issued 3,000,000 shares of restricted common stock to Jennifer Loria at a price per share of $0.0107, for services in the amount of $32,100.

On August 11, 2021, the Company issued 3,000,000 shares of restricted common stock to Ronald Adams at a price per share of $0.01075, for services in the amount of $32,250.

On August 17, 2021, Tri-Bridge Ventures LLC, was issued a total of 25,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $250,000, cash payments.

On August 18, 2021, Leonite Capital, was issued a total of 15,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $150,000, cash payments.

On August 20, 2021, Leonite Capital, was issued a total of 15,000,000, common shares of the Company’s stock under the terms of the Convertible Note. The shares were issued under the terms of convertible note at the price of $.0003, in exchange for the cancellation of $4,500 in debt.

On August 23, 2021, Leonite Capital, was issued a total of 25,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $250,000, cash payments.

On September 2, 2021, Longside Ventures, LLC, was issued a total of 7,500,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $75,000, cash payments.

On September 8, 2021, Leonite Capital, was issued a total of 10,269,253, common shares of the Company’s stock under the terms of the Convertible Note. The shares were issued under the terms of convertible note at the price of $.00455, in exchange for the cancellation of $46,725 in debt.

On September 15, 2021, Longside Ventures, LLC, was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $100,000, cash payments.

On September 28, 2021, the Company issued 1,000,000 shares of restricted common stock to Anthony Chetta at a price per share of $0.0107, for services in the amount of $10,700.

On September 29, 2021, Quick Capital, was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $100,000, cash payments.

On September 30, 2021, Apollo Management Group, Inc., was issued a total of 20,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

These securities were issued pursuant to Section 4(2) of the Securities Act, Rule 506 promulgated thereunder and Regulation A. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Subsequent Issuances:

On October 7, 2021, Leonite Capital was issued a total of 13,231,209 common shares of the Company’s stock under the terms of their Note Payable for converting $57,952 of principle and interest plus fees of $2,250.

On October 14, 2021, Leonite Capital was issued a total of 5,000,000 common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On October 27, 2021, Leonite Capital was issued a total of 27,917,969 common shares of the Company’s stock under the terms of their Note Payable for converting $124,776.76 principle plus fees of $2,250 to extinguish the note.

On November 10, 2021, Leonite Capital was issued a total of 7,500,000 common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments

On November 12, 2021, East Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Leonite Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Apollo Management Group., was issued a total of 20,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Bellridge Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Eagle Equities., was issued a total of 15,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 17, 2021, Gail Rosenthal was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the bonus contractor agreement before she accepted employment, The shares were valued at $69,000 or $0.0069, the value of the stock on the date of award.

On November 22, 2021, Longside Ventures., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On January 6, 2022, Leonite Capital was issued a total of 20,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020, The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WEARABLE HEALTH SOLUTIONS, INC.

/s/ Harrysen Mittler	February 18, 2022
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Gail Rosenthal	February 18, 2022
Gail Rosenthal, CFO, Principal Accounting Officer	Date

/s/ Peter Pizzino	February 18, 2022
Peter Pizzino, Director	Date

