Form 10-Q
period 2021-12-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2022-03-22
CIK 1443089

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-56368

WEARABLE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3534190	3669
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code
		Number

2300 Yonge St., Suite 1600, Toronto, Ontario M4P 1E4 Canada

(Address of principal executive offices)

Phone: (855) 226.4827

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 16, 2022
Common Stock, $0.0001	1,080,492,608

WEARABLE HEALTH SOLUTIONS, INC.

TABLE OF CONTENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

	December 31, 2021	June 30, 2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,599,953	$847,430
Accounts receivable, net	12,758	25,694
Accounts receivable, other	2,000	2,000
Prepaid Inventory	1,680	22,682
Prepaid expenses	21,600	10,000
Total Current Assets	1,637,991	907,806

Property, Plant & Equipment
Dealer portal (net of $3,349 and $0 depreciation, as of December 31, 2021 and June 30, 2021, respectively)	46,651	–
Total Property, Plant & Equipment	46,651	–

Total Assets	$1,684,642	$907,806

LIABILITIES and SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES (Note 12)

Current liabilities
Accounts payable	$113,573	$331,876
Accrued expenses and other current liabilities	351,390	296,920
Accrued expenses - related party	342,075	579,673
Deferred revenue	95,015	108,298
Line of credit	397,500	397,500
Derivative liability	–	281,845
Notes payable	447,734	853,244
Note payable - other	50,000	50,000
Note payable - related party	170,000	425,000
Convertible notes - Leonite	–	260,000
Convertible notes- other	673,750	673,750
Total current liabilities	2,641,037	4,258,106
TOTAL LIABILITIES	2,641,037	4,258,106

SHAREHOLDERS’ DEFICIT
Preferred stock - 25,000,000 Shares Authorized, par value $0.0001
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares designated, 688 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	$1	$1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares designated, 9,938 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 designated, 6,838,889 and 138,886 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares designated, 425,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 shares designated, 4,000,000 and 1,900,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	400	190
Series E Preferred Stock to be issued (-0- and 100,000 shares as of December 31, 2021 and June 30, 2021, respectively)	–	57,000
Common stock
Common Stock: $0.0001 par value; 3,000,000,000 shares authorized,1,060,492,608 and 647,074,177 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	106,049	64,708
Common stock to be issued (25,500,000 and 20,050,000 shares as of December 31, 2021 and June 30, 2021, respectively)	264,925	169,005
Additional paid in capital	29,769,450	22,732,295
Accumulated deficit	(31,097,947)	(26,374,227)
Total Shareholders’ Deficit	(956,394)	(3,350,300)
Total Liabilities and Shareholders’ Deficit	$1,684,642	$907,806

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the three and six months ended December 31, 2021 and 2020 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Revenue
Hardware Revenue	$23,402	$76,773	$76,985	$206,014
Service Revenue	281,122	313,024	529,634	546,436
Total revenue	304,524	389,797	606,619	752,450
Cost of sales	(143,138)	(415,663)	(345,873)	(471,660)
Gross profit (Loss)	161,386	(25,866)	260,746	280,790

Operating expenses
Selling expense	126,124	348	274,362	2,098
Depreciation	2,500	–	3,349	–
Research and development expense	71,212	–	270,212	–
Consulting and professional fees	183,920	8,629	381,374	112,859
Insurance	6,973	6,973	22,381	21,757
Rent	4,050	4,400	8,505	7,700
Salaries and wages	277,013	296,320	3,806,466	2,251,485
Software expense	29,633	38,047	123,110	75,113
General and administrative	66,767	36,295	77,903	107,143
Total Operating expenses	768,182	391,012	4,967,662	2,578,155

Loss from operations	(606,796)	(416,878)	(4,706,916)	(2,297,365)

Other (Income) / expense
Change in fair value of derivative instrument	(25,102)	94,207	213,053	173,921
Gain on debt extinguishment	(80,313)	–	(96,145)	–
Gain on settlement of accounts payable	(156,618)	–	(156,616)	–
Interest expense	24,212	29,722	56,512	92,931
Total other (income) expenses	(237,821)	123,929	16,804	266,852
Net loss before taxes	(368,985)	(540,807)	(4,723,720)	(2,564,217)
Income tax	–	–	–	–
Net loss	$(368,985)	$(540,807)	$(4,723,720)	$(2,564,217)

Net loss per common share - Basic and Diluted	(0.00036)	(0.00071)	(0.00980)	(0.00790)

Weighted average common shares outstanding - Basic & Diluted	1,035,682,403	756,442,714	481,805,430	324,516,599

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three and six months ended December 31, 2021 and 2020 (unaudited)

	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2020	688	$1	9,938	$1	138,886	$14	6,700,003	$375,200

Loss for the period	–	–	–	–	–	–	–	–
Issuance of Series C Preferred shares	–	–	–	–	6,700,003	670	(6,700,003)	(375,200)
Return of preferred stock	–	–	–	–	–	–	–	–
Preferred stock issued/officer comp	–	–	–	–	–	–	–	–
Common stock issued/officer comp	–	–	–	–	–	–	–	–

As at September 30, 2020	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
3a10 shares	–	–	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–	–	–
Preferred stock issued/officer comp	–	–	–	–	–	–	–	–
Common stock issued/officer comp	–	–	–	–	–	–	–	–

As at December 31, 2020	688	$1	9,938	$1	6,838,889	$684	–	$–

As at June 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–

As at September 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for services	–	–	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–	–	–
Subscriptions receivable	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–

As at December 31, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three and six months ended December 31, 2021 and 2020 (unaudited)

(continued)

	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2020	425,000	$43	4,000,000	$400	1,000,000	$650,000

Loss for the period	–	–	–	–	–	–
Issuance of Series C Preferred shares	–	–	–	–	–	–
Return of preferred stock	–	–	(4,000,000)	(400)	–	–
Preferred stock issued/officer comp	–	–	1,000,000	100	–	(80,000)
Common stock issued/officer comp	–	–	–	–	–	–

As at September 30, 2020	425,000	$43	1,000,000	$100	1,000,000	$570,000

Loss for the period	–	–	–	–	–	–
3a10 shares	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–
Preferred stock issued/officer comp	–	–	–	–	–	–
Common stock issued/officer comp	–	–	–	–	–	–

As at December 31, 2020	425,000	$43	1,000,000	$100	1,000,000	$570,000

As at June 30, 2021	425,000	$43	1,900,000	$190	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–
Preferred stock for compensation	–	–	2,000,000	210	–	–
Shares sold for cash	–	–	–	–	–	–

As at September 30, 2021	425,000	$43	3,900,000	$390	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for services	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Preferred stock for compensation	–	–	100,000	10	(100,000)	(57,000)
Subscriptions receivable	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–

As at December 31, 2021	425,000	$43	4,000,000	$400	–	$–

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three and six months ended December 31, 2021 and 2020 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Profit/Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2020	297,399,177	$29,740	10,350,000	$71,415	$18,578,122	$(23,061,221)	$(3,356,285)

Loss for the period		–	–	–	–	(1,949,592)	(1,949,592)
Issuance of Series C Preferred shares	–	–	–	–	374,530	–	–
Return of preferred stock	–	–	–	–	–	–	(400)
Preferred stock issued/officer comp	–	–	–	–	649,900	–	570,000
Common stock issued/officer comp	200,000,000	20,000	150,000	1,500	1,120,000	–	1,141,500

As at September 30, 2020	497,399,177	$49,740	10,500,000	$72,915	$20,722,552	$(25,010,813)	$(3,594,777)

Loss for the period	–	–	–	–	–	–	–
3a10 shares	48,989,000	4,899					4,899
Common stock for officer comp	–	–	225,000	1,376	–	–	1,376
Preferred stock issued/officer comp	–	–	150,000	985	–	–	985
Common stock issued/officer comp	–	–	–	–	–	–	–

As at December 31, 2020	546,388,177	$54,639	10,875,000	$75,276	$20,722,522	$(25,010,813)	$(3,587,517)

As at June 30, 2021	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,300)

Loss for the period	–	–	–	–	–	(4,354,735)	(4,354,735)
Common stock for comp	7,000,000	700	5,000,000	60,000	74,300	–	135,000
Common stock for debt conversion	25,269,253	2,527	–	–	250,166	–	252,693
Common stock for officer comp	–	–	225,000	2,498	–	–	2,498
Preferred stock for compensation	–	–	–	–	2,999,800	–	3,000,000
Shares sold for cash	232,500,000	23,250	(10,000,000)	(100,000)	2,301,750	–	2,225,000

As at September 30, 2021	911,843,430	$91,185	15,275,000	$131,503	$28,358,311	$(30,728,962)	$(2,089,845)

Loss for the period	–	–	–	–	–	(368,985)	(368,985)
Common stock for services	10,000,000	1,000	(10,000,000)	(69,000)	68,000	–	–
Common stock for comp	–	–	225,000	2,422	–	–	2,422
Common stock for debt conversion	41,149,178	4,114	–	–	420,900	–	425,014
Preferred stock for compensation	–	–	–	–	56,990	–
Subscriptions receivable	–	–	–	–	(100,000)	–	(100,000)
Shares sold for cash	97,500,000	9,750	20,000,000	200,000	965,250	–	1,175,000

As at December 31, 2021	1,060,492,608	$106,049	25,500,000	$264,925	$29,769,450	$(31,097,947)	$(956,394)

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Cash Flows

For the six months ended December 31, 2021 and 2020 (unaudited)

	2021	2020
Cash flow from operating activities
Net loss	$(4,723,720)	$(2,564,217)
Adjustment for non cash charges and other items:
Amortization	3,349	–
Common stock issued for services	–	4,899
Stock compensation expense	3,139,920	1,713,861
Change in fair value of derivative instrument	213,053	173,921
Gain on settlement of convertible notes payable	(96,145)	–
Gain on Accounts payable extinguishment	(156,616)	–
Amortization of debt discount	–	4,167
	(1,620,153)	(667,369)
Changes in working capital
Decrease / (increase) in accounts receivable	12,936	(2,111)
Decrease / (increase) in prepaid inventory	–	83,234
Decrease / (increase) in prepaid expenses	9,402	–
(Decrease) / increase in trade and other payables	(61,688)	86,129
(Decrease) / increase in accrued expenses	73,424	–
(Decrease) / increase in accrued expenses - related party	(207,444)	112,592
(Decrease) / increase in deferred revenue	(13,283)	(97,107)
	(186,653)	182,737
Cash flow used in operating activities	$(1,806,812)	$(484,632)

Cash flow provided by investing activities
Purchase of property, plant & equipment	(50,000)	–
Acquisition of company	–	(400)
Cash flow used in financing activities	(50,000)	(400)

Cash flow provided by financing activities
Proceeds from note payable	25,000	500,000
Proceeds from issuance of stock for cash	3,300,000	–
Repayments of note payable	(685,510)	–
Payments to related parties	(30,155)	(14,968)
Cash flow provided by financing activities	2,609,335	485,032
Increase in cash and cash equivalents	752,523	–
Cash and cash equivalents at the beginning of the period	847,430	–
Cash and cash equivalents at end of the period	$1,599,953	$–

Cash paid for interest and taxes
Interest	$–	$–
Taxes	$–	$–

The footnotes are an integral part of these unaudited financial statements.

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and June 30, 2021 (unaudited)

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2021 and the results of operations and cash flows for the three and six months ended December 31, 2021. The balance sheet as of June 30, 2021, is derived from the Company’s audited financial statements.

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

The results of operations for the three and six months ended December 31, 2021, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022.

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

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $12,758 and $25,694 in accounts receivables net of allowances of $23,705 and $23,705 at December 31, 2021 and June 30, 2021, respectively.

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

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company currently maintains cash balances in excess of FDIC insurance maximums. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Recognition of Revenues – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company adopted this pronouncement July 1, 2018.

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical- or age-related conditions. The Company recognizes revenue for services over time as the performance obligations are met and for product sales at a point in time when the performance obligations are met. For hardware sales, the Company recognizes revenues when the product is shipped. Customers are billed on Net 30 terms. For service revenue, the Company recognizes revenues when the service is provided. For customers who pay several months at a time, the Company records revenues for the month’s services and the balance of funds to deferred revenues and records the balance of revenues as they become current.

	3 months ended December 31,		6 months ended December 31,
REVENUES	2021	2020	2021	2020
Hardware revenue	$23,402	76,773	$76,985	206,014
Service revenue	281,122	313,024	529,634	546,436
TOTAL REVENUES	$304,524	389,797	$606,619	752,450

The following table discloses changes in unearned revenue for the three and six months ended December 31, 2021 and 2020:

	2021	2020
Balance at beginning of period - June 30,	$108,298	$127,107
Deferred revenue	120,313	146,506
Recognition of unearned revenue	(133,596)	(157,055)
Balance at the end of the period - December 31,	$95,015	$116,558

Deferral of revenues at December 31, 2021 and June 30, 2020 was $95,015 and $108,298, respectively. The deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at December 31, 2021 and June 30, 2021, respectively. We have no agreements longer than 12 months.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. For the three and six months ended December 31, 2021 and 2020, the Company recorded $71,212 and $270,212 and $-0- and $-0- in research and development costs, respectively.

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

	Basis of conversion	Dilution	2021	2020
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,376	1,376
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	6,838,889 and 138,886 shares outstanding in 2021 and 2020, respectively	1 share C: 10 shares	68,388,890	1,388,860
Series C Convertible	-0- and 6,700,003 shares to be issue in 2021 and 2020, respectively	1 share C: 10 shares	–	67,000,030
Series D Convertible	425,000 shares outstanding	1 share D: 10 shares	4,250,000	4,250,000
Series E Convertible	4,000,000 and 1,900,000 shares outstanding in 2021 and 2020, respectively	1 share E: 100 shares	400,000,000	190,000,000
Series E Convertible Shares to be issued	-0- and 100,000 Series E shares to be issued in 2021 and 2020, respectively	1 share E: 100 shares	–	10,000,000
			472,660,142	268,410,142

Because the Company incurred losses for the past two years, the basic and diluted share bases will be presented as the same. For the three and six months ended December 31, 2021 and 2020, the Company incurred losses of ($0.00) and ($0.00) per basic share and diluted share, respectively.

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

Note 3 – Going Concern

The accompanying financial statements for the three and six months ended December 31, 2021 and 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at December 31, 2021 and June 30, 2021, the Company has shown losses for the last 2 years and has an accumulated deficit of ($31,097,947) and ($26,374,227), respectively. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

These factors raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventory, Prepaid Inventory, and Prepaid Expenses

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

As of December 31, 2021 and June 30, 2021, the Company had $-0- and $-0- in inventory in-house, respectively, as well as $1,680 and $22,682 in prepaid inventories in transit, respectively.

The Company recorded prepaid public relations and investor relations (PR/IR) services of $21,600 and $10,000 in December 31, 2021 and June 30, 2021, respectively.

As of December 31, 2021 and June 30, 2021, the Company had $21,600 and $10,000 in prepaid expenses, respectively.

Note 5 – Property, Plant, and Equipment

The Company has $20,000 in furnishings, $19,689 in office computers and equipment, and capitalized software development costs of $45,900 which are fully depreciated. On August 30, 2021, the Company purchased its dealer portal for $50,000 for internal use, amortized over 60 months.

As of December 31, 2021 and June 30, 2021, the Company recorded $46,651 and $-0- in net Property, Plant, and Equipment, respectively:

	December 31, 2021	June 30, 2021
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer Portal	50,000	–
Property, plant, and equipment	135,589	85,589
Less accumulated depreciation – portal	(3,349)	–
Less accumulated depreciation	(85,589)	(85,589)
Net property, plant, and equipment	$46,651	$-0-

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $113,573 and $331,876, directly related to operating costs, as of December 31, 2021 and June 30, 2021, respectively.

Accrued expenses are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as interests accrued in connection with notes payable and credit line. The Company recorded $351,390 and $296,920 in accrued expenses and other current liabilities as of December 31, 2021 and June 30, 2021, respectively.

3a10 filing

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

Note 7 – Notes Payable and Note payable-other

From time to time in the past, the Company borrowed money for operating capital. These notes bear interest at varying rates. All notes are current except for one note of $139,569 which is in default. At December 31, 2021 and June 30, 2021, the Company recorded $207,734 and $238,244 in notes related to operating capital, respectively.

Short term bridge loan - COHEN

On July 31, 2020, the Company secured a $500,000 short term bridge loan from an unaffiliated individual (“COHEN”), 12% interest, due and payable October 20, 2020. The loan is currently in default and continues to accrue interest at 12%.

At December 31, 2020, the Company recorded short-term note payable of $500,000, expensed $10,027 in interest and accrued the same in interest liability for the three months ended September 30, 2020.

At June 30, 2021, the Company recorded short term note payable of $500,000, expensed $55,047 in interest and accrued the same in interest liability for the year ended June 30, 2021.

On August 19, 2021, the Company repaid $300,000 of principle. In November 2021, the Company repaid an additional $100,000 in principle. At December 31, 2021, the Company recorded short term note payable of $100,000, expensed $15,649 in interest and accrued the same in interest liability for the six months ended December 31, 2021.

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

In October 2021, the Company accepted a loan of $5,000 from one unaffiliated investor, pending blue sky registration in his state. As of December 31, 2021 and June 30, 2021, the Company recorded $140,000 and $115,000 in notes payable for stock purchases under Reg A, accrued and expensed interest of $8,736 and $1,594, respectively.

As of December 31, 2021 and June 30, 2021, the Company has outstanding $447,734 and $853,244 in notes payable, respectively.

Note Payable – Other

In November 2016, the Company secured a $50,000 loan from a party related to a previous CEO, bearing 4% interest, the loan maturing after a successful money raise of $1,000,000 through the acquisition of convertible notes payable (See BENZA, D2CF). The $1,000,000 fundraising was never completed, and the Company has been accruing interest on the original principal amount at 4% since inception. On July 22, 2021, the Company filed suit for damages and the party filed a countersuit on August 26, 2021. There has been no resolution to this situation, and we continue to accrue interest at the face amount.

As of December 31, 2021 and June 30, 2021, the Company expensed $1,000 and $2,000 in interest fees and has accrued $10,483 and $9,283 in interest payable, respectively.

Convertible note payable – other

On March 1, 2016 and March 3, 2016, the Company closed a private placement and received an aggregate of $612,500 by issuing $660,000 (“BENZA”) and $13,750 (“B2CF”) unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per the subscription agreements. All outstanding warrants have expired.

As of December 31, 2021 and June 30, 2021, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

On July 22, 2021, the Company filed suit for damages resulting from the related party. On November 4, 2021, Benza Pharma LLC filed a countersuit. To date, there has been no resolution or settlement. The loans are recognized on the financials with no discount.

Convertible Note: Leonite Capital, LLC:

On November 19, 2019, the Company, together with Hypersoft Ventures (collectively, the “Borrower”), received $135,000 on issuing the first tranche of $150,000 (prorated original issue discount of $15,000) of a $250,000 unsecured convertible note (“Leonite Convertible Note”) from Leonite Capital, LLC, a Delaware limited liability company (“Leonite”), net of an aggregate original issue discount of up to $77,778. The Leonite Convertible Note bears annual interest at the Prime Rate plus eight percent (8%), not to exceed twelve percent (12%) per annum, computed on a 365/360 basis, and is due nine months from the date of issuance. The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.02 per share with anti-dilution features. In connection with its purchase of the Leonite Convertible Note, the Company issued to Leonite 2,700,000 shares of common stock, prorated for the initial tranche. On June 4, 2021, the Company and Leonite amended the convertible note to $260,000 which included interest and penalties and extended the due date to June 4, 2023.

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

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note at issuance date are as follows:

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	809.71%	0.0154%	0.75	$0.02	$0.01300

On June 4, 2021, the Company and Leonite renegotiated the convertible note for two years, face value of $260,000. At June 30, 2021, the Company recorded $281,8445 in derivative liabilities

On July 29, 2021, Leonite converted $42,750 in debt plus $2,250 in fees to 15,000,000 shares, and on August 27, 2021, Leonite converted $44,475 and $2,250 in fees to 10,269,253 shares, collectively resulting in a $15,832 gain on debt extinguishment.

On October 6, 2021, Leonite converted $57,952 in debt and interest plus $2,250 in fees to 13,231,209 shares, and on October 26, 2021, Leonite converted the remaining balance of $125,000 in debt and interest, and $2,250 in fees, to 27,917,969 shares, collectively resulting in a $96,145 gain on debt extinguishment.

Balance at June 30, 2021	$260,000
Accrued interest	9,954
Leonite Convertible Note converted	(269,954)
Total	0
Less: debt discount	(0)
Balance at December 31, 2021	$0

The resulting derivative valuation is calculated as follows:

Derivative as of June 30, 2021	$281,845
Change in fair value	238,155
520,000
Write off due to conversions	(176,800)
Derivative value as of September 30, 2021	$343,200
Change in fair value	(25,102)
318,098
Write off due to conversion	(221,953)
96,145
Gain on extinguishment	(96,145)
Derivative as of December 31, 2021	$–

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note as of December 31, 2021 are as follows:

Expected Dividends	Expected Volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	269.75%	0.0007%	1.9288	$0.00550	$0.01

In October 2021, Leonite converted the balance of the loan, conversion fees, and accrued interest, and extinguished the debt.

Credit line – MediPendant New York Inc.

On September 30, 2014, our subsidiary entered into a line of credit with Medi Pendant New York, Inc. (“MNY”), which is partially owned by a principal of its subsidiary. Under the line of credit agreement, the Company will be able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the credit line is September 30, 2017, with a one-year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with same interest rate and due date. The Company issued 200,000 shares of common stock to one of the owners of MNY as consideration for the increase of line of credit. These shares were issued on October 19, 2015 and value at $28,000 which was the fair market value at the grant date. The line of credit is currently in default.

As of December 31, 2021 and June 30, 2021, the Company has recorded $397,500 and $397,500 in outstanding line of credit balance, respectively.

Note 10 – Stockholders’ Deficit

Capital Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value of $0.0001.

For the six months ended December 31, 2020, the Company issued 200,000,000 shares to its officers as compensation, valued at $1,140,000 or $.0057 per share, accrued 150,000 shares as a bonus, valued at $1,500 or $.01 per share, and accrued 525,000 shares as officer compensation, valued at $3,861. All shares were recorded at the stock price of the date of agreement or grant

For the six months ended December 31, 2021, the Company issued 7,000,000 common shares to employees and contractors for contractual bonuses, valued at $75,000 or $.0107 per share, accrued 5,000,000 shares in bonuses to be paid, valued at $52,500 or $.0105 per share, issued 66,418,431 for $260,000 in debt, $9,954 in interest, and $9,000 in fees, valued at $677,707, accrued 450,000 to be issued for management compensation, valued at $4,920 an average of $.0109 per share, and sold 340,000,000 shares under the Reg A at $3,400,000 or $.01 per share, 10,000,000 of which were accrued to be issued as of December 31, 2021. All shares were recorded at the quoted stock price of the date of agreement or grant.

As of December 31, 2021 and June 30, 2021, the Company has 1,060,492,608 and 697,074,199 shares of common stock issued and outstanding and 25,500,000 and 20,050,000 issuable common stock shares, respectively.

Offering pursuant to Regulation A

On September 11, 2020, the Company filed a 1-A offering statement with the Securities and Exchange commission, offering up to 500,000,000 shares of common stock at $.01 to raise up to $5,000,000. The offering was amended on October 14, 2020 and can be viewed on the SEC website.

Preferred Stock.

Series A Convertible Preferred Stock: The Company is currently authorized to issue 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series A preferred stock for 2 shares of common stock. These shares have no voting rights.

Series B Convertible Preferred Stock: The Company is currently authorized to issue 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series B preferred stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval.

Series C Convertible Preferred Stock: The Company is currently authorized to issue 6,944,445 shares of Series C Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series C Convertible Preferred Stock for 10 shares common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series C Preferred Stockholder approvals.

Series D Convertible Preferred Stock: The Company is currently authorized to issue, 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series D Convertible Preferred stock for 10 shares of common stock These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval.

Series E Convertible Preferred Stock: The Company is currently authorized to issue 4,000,000 shares of Series E Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. In addition, Series E Convertible Preferred Stock carry voting rights of 10,000 votes per share of Series E Convertible Preferred Stock.

During the six months ended December 30, 2020, the Company issued 6,700,003 shares of Series C Convertible Preferred Stock, valued at $375,000 or $.056 per shares in conjunction with the purchase of the Boapin portal (See Note 11), returned 4,000,000 shares of Series E Convertible Preferred Stock, valued at $400 or $.0001, and issued 1,900,000 shares of Series E Convertible Preferred shares to two officers for services, valued at $1,223,000 an average of $.64 per share. All shares were recorded at the stock price of the date of agreement or grant on an as-converted basis.

During the six months ended December 31, 2021, the Company issued 1,000,000 shares of Series E Convertible Preferred shares to each of its two directors for services, valued at $3,000,000 or $1.50 per share, and issued 50,000 shares to each of its two directors, previously accrued, valued at $57,000 or $.57 per share. All shares were recorded at the quoted common stock price of the date of agreement or grant on an as-converted basis.

As of December 31, 2021 and June 30, 2021, the Company had 688 shares of Series A Convertible Preferred Stock, 9,938 shares of Series B Convertible Preferred Stock, 6,838,889 shares of Series C Convertible Preferred Stock, 425,000 shares of Series D Convertible Preferred Stock, and 4,000,000 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.

All shares were valued at the stock price on the day of transaction or conversion.

Note 11 – Related Party Transactions

Note payable – BOAPIN purchase

In June 2019, the Company purchased the BOAPIN portal, including all software, licensing, and ownership rights from Hypersoft Ventures, Inc., a related party, for $425,670, which includes six million seven hundred thousand (6,700,003) shares of Series C Convertible Preferred stock and a note for $425,000, bearing twelve percent (12%) interest with no prepayment or delinquency clauses.

On October 28, 2021, the Company repaid $105,000 in principle, and on December 1, 2021, the Company repaid $150,000 in principle.

As of December 31, 2021 and June 30, 2021, the Company has recorded Note payable-BOAPIN of $170,000 and $425,000, and accrued interest of $42,905 and $28,225, respectively.

Accrued expenses and due to related party

From time to time, related parties loaned the company working capital for day-to-day operations, respectively. These are short-term loans which bear no interest, and the Company expects to repay these loans within the coming year. In addition, salary accruals owed to the officers of the Company have been included in the Due to related party line item.

As of December 31, 2021 and June 30, 2021, the Company owes $342,075 and $579,673 in related party payables, respectively.

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

The Company is currently involved in the below litigation matters. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

1)	Wearable Health Solutions, In. v. Barry Honig, GRQ Consultants Inc., Benza Pharma LLC and John Does 1-10, Supreme Court of the State of New York County of New York, July 22, 2021. Company is disputing the validity of Notes from 3/2016 and seeking damages, reparations, and related costs.

2)	GRQ Consultants, Inc. v. Wearable Health Solutions, Inc., Supreme Court of the State of New York, County of New York, August 26, 2021, Parties are seeking summary judgment of $50,000 plus accrued interest in response to lawsuit by Company regarding $50,000 loan from 11/2016.

Note 13 – Office lease

The Company maintains its corporate offices in Toronto on a month-to-month basis. The subsidiary maintains a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The 3-year lease at $1,100 per month expired on September 30, 2021. The lease has been renewed for 12 months at $1,300 per month beginning October 1, 2021. Expenditures for the six months ending December 31, 2021 and 2020 are as follows:

	2021	2020
Rent expense	$7,700	$6,600

Note 14 – Subsequent Events

Capital Stock

On January 6, 2022, 20,000,000 shares which had been accrued to be issued were issued by the transfer agent. As of the date of this filing, the Company has 1,080,492,608 shares of common stock issued and outstanding, and 5,500,000 common shares issuable.

Settlement

In 2019, the Company engaged MCA Cure to negotiate settlements with two note holders, and paid MCA Cure a total of $97,625. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705, $18,705 being subsequently refunded, and engaged an attorney to recover funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan and has hired an attorney to recover funds and damages from MCA Cure. In February 2022, a settlement was reached with MCA Cure for fees and attorney costs of $105,125, amortized at 1.5%, by which the Company would receive an initial payment of $10,000, and $6,500 monthly until the debt is satisfied in May, 2023, with stipulations for any potential default.

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

Company Overview

Wearable Health Solutions Inc. (the Company) was incorporated as Medical Alarm Concepts Holding, Inc. on June 4, 2008, under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions Inc.”

Wearable Health Solutions provides mobile health (mHealth) products and services to be used by customers in case of an emergency. As a provider of personal emergency response devices, we provide innovative wearable healthcare products, tracking services, and turn-key solutions that enable our users to be proactive with their health, as well as safe and protected.

Our flagship products are the iHelp devices, the 3G and the next generation iHelp MAX™ - personal emergency alarms that are used to summon help in the event of an emergency at home.

Results of Operations

Results for the Three Months Ended December 31, 2021, compared to the Three Months Ended December 31, 2020

Working Capital	December 31, 2021 $	June 30, 2021 $
Cash	1,599,953	847,430
Current Assets	1,637,991	907,806
Current Liabilities	2,641,037	4,258,106
Working Capital (Deficit)	(956,394)	(3,350,300)

Cash Flows	December 31, 2021 $	December 31, 2020 $
Cash Flows provided by (used in) Operating Activities	(1,806,812)	(484,632)
Cash Flows provided by Financing Activities	2,609,335	485,032
Net Increase in Cash During Period	752,523	–

Operating Revenues

The Company had revenues of $304,524 and $389,797 for the three months ended December 31, 2021 and 2020, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended December 31, 2021 and 2020 was $143,138 and $415,663, respectively. Cost of revenues decreased for the three months ended December 31, 2021 due to $208,000 less hardware purchases in 2021 coupled with product unavailability and delayed shipments due to the pandemic.

Gross Profit

The Company’s gross (loss) for the three months ended December 31, 2021 was $161,386, compared to a loss of $(25,866) at December 31, 2020. The increase in the Company’s gross profit was due to the decrease in cost of revenues from fewer hardware purchases in 2021, as described above.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the three months ended December 31, 2021, general and administrative expenses were $768,182 compared to $391,012 for the three months ended 2020. The primary expenses for the three months ended December 31, 2021 were salaries and wages of $277,013; the primary expenses for the three months ended December 31, 2020 were salaries and wages and professional services totaling $296,320.

Other Income (Expense)

The Company had other income (expense) for the three months ended December 31, 2021 and 2020 of $(237,821) and $123,929, respectively. Other income consisted mainly of change in fair value of derivative instrument of $(25,102) in 2021 and $(94,207) in 2020, $(156,618) gain on payables extinguishment in 2021 compared to $0 in 2020, gain on debt extinguishment of $(80,313) compared to $0 in 2020, and interest expense of $24,212 as compared to $29,722 in 2020.

Net loss

The net loss for the three months ended December 31, 2021, was $368,985 compared to $540,807 for the three months ended December 31, 2020.

Cash flow from Operating Activities

During the three months ended December 31, 2021, cash used in operating activities was $(1,806,812) compared to $(484,632) for the same three months ended December 31, 2020. The increase in the amounts of cash used in operating activities was due to the increase in operations and personnel.

Cash flow from Financing Activities

For the three months ended December 31, 2021, cash provided by financing activities was $2,609,335 compared to $485,032 provided during the three months ended December 31, 2020.

Results for the Six Months Ended December 31, 2021, compared to the Six Months Ended December 31, 2020

Operating Revenues

The Company had revenues of $606,619 and $752,450 for the six months ended December 31, 2021 and 2020, respectively.

Cost of Revenues

The Company’s cost of revenues for the six months ended December 31, 2021 and 2020 was $345,873 and $471,660, respectively.

Cost of revenues decreased for the three months ended December 31, 2021 due to less hardware purchases in 2021 coupled with product unavailability and delayed shipments due to the pandemic.

Gross Profit

The Company’s gross profit for the six months ended December 31, 2021 and 2020 was $260,747, and $280,790, respectively. The decrease in the Company’s gross profit was due to the decrease in hardware sales and decrease in hardware purchases in 2021, as described above.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the six months ended December 31, 2021, general and administrative expenses were $4,967,662 compared to $2,578,155 for the six months ended 2020. The primary expenses for 2021 were salaries and wages of $3,806,466; the primary expenses for 2020 were salaries and wages and professional services totaling $2,251,485.

Other Income (Expense)

The Company had other income (expense) for the six months ended December 31, 2021 and 2020 of $16,804 and $266,852, respectively. Other income consisted mainly of change in fair value of derivative instrument of $213,053 and $173,921, gain on debt extinguishment of $(96,145) and $-0-, gain on payables extinguishment of $(156,616) and $0, and interest expense of $56,512 and $92,931, respectively.

Net loss

The net loss for the six months ended December 31, 2021, was $4,723,720 compared to $2,564,217 for the Period Ended December 31, 2020.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds and through the sale of equity.

At December 31, 2021, the Company had total current assets of $1,637,991. Current assets consisted primarily of cash and prepaid expenses. At December 31, 2021, the Company had total current liabilities of $2,641,037 compared to $4,258,106, at June 30, 2021. Current liabilities consisted primarily of accounts payable accrued liabilities and accrued compensation.

We had negative working capital of $956,394 as of December 31, 2021.

Cash flow from Operating Activities

During the six months ended December 31, 2021, cash used in operating activities was $(1,806,812) compared to $(484,632) for the same period ended December 31, 2020. The increase in the amounts of cash used in operating activities was due to the increase in operations and personnel.

Cash flow from Financing Activities

For the six months ended December 31, 2021, cash provided by financing activities was $2,609,335 compared to $485,032 provided during the six months ended December 31, 2020.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $31,097,947. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended December 31, 2021.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended December 31, 2021, Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

1)	Wearable Health Solutions, In. v. Barry Honig, GRQ Consultants Inc., Benza Pharma LLC and John Does 1-10, Supreme Court of the State of New York County of New York, July 22, 2021. Company is disputing the validity of Notes from 3/2016 and seeking damages, reparations, and related costs.
2)	GRQ Consultants, Inc. v. Wearable Health Solutions, Inc., Supreme Court of the State of New York, County of New York, August 26, 2021, Parties are seeking summary judgment of $50,000 plus accrued interest in response to lawsuit by Company regarding $50,000 loan from 11/2016.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

On October 7, 2021, Leonite Capital was issued a total of 13,231,209 common shares of the Company’s stock under the terms of their Note Payable for converting $57,952 of principal and interest plus fees of $2,250.

On October 14, 2021, Leonite Capital was issued a total of 5,000,000 common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On October 27, 2021, Leonite Capital was issued a total of 27,917,969 common shares of the Company’s stock under the terms of their Note Payable for converting $124,776.76 principle and interest plus fees of $2,250 to extinguish the note.

On November 10, 2021, Leonite Capital was issued a total of 7,500,000 common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 12, 2021, East Coast Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $100,000, cash payments.

On November 15, 2021, Leonite Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Apollo Management Group, was issued a total of 20,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Bellridge Capital., was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

On November 15, 2021, Eagle Equities, was issued a total of 15,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $150,000, cash payments.

On November 17, 2021, Gail Rosenthal was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the bonus contractor agreement before she accepted employment. The shares were valued at $69,000 or $0.0069, the value of the stock on the date of award.

On November 22, 2021, Longside Ventures, was issued a total of 10,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

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

Subsequent Issuances:

On January 6, 2022, Leonite Capital was issued a total of 20,000,000, common shares of the Company’s stock under the terms of the Regulation A offering which became qualified on November 12, 2020. The shares were issued under the terms of subscription agreements at the contracted price of $.01, in exchange for a total of $200,000, cash payments.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Report, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WEARABLE HEALTH SOLUTIONS, INC.

Wearable Health Solutions, Inc.

/s/ Harrysen Mittler	March 22, 2022
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Gail Rosenthal	March 22, 2022
Gail Rosenthal, CFO, Principal Accounting Officer	Date

/s/ Peter Pizzino	March 22, 2022
Peter Pizzino, Director	Date

