Form 10-Q
period 2022-03-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2022-05-10
CIK 1443089

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
		Number

2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663

(Address of principal executive offices)

Phone: (949) 270-7460

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2022
Common Stock, $0.0001	1,493,142,608

WEARABLE HEALTH SOLUTIONS, INC.

TABLE OF CONTENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$569,973	$847,430
Accounts receivable, net	–	25,694
Accounts receivable, other	2,000	2,000
Prepaid Inventory	16,197	22,682
Prepaid expenses	–	10,000
Total Current Assets	588,170	907,806

Property, Plant & Equipment
Dealer portal (net of $5,849 and $0 depreciation, as of March 31, 2022 and June 30, 2021, respectively)	44,151	–
Total Property, Plant & Equipment	44,151	–

Total Assets	$632,321	$907,806

LIABILITIES and SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES (Note 12)	–	–

Current liabilities
Accounts payable	$107,268	$331,876
Accrued expenses and other current liabilities	377,360	296,920
Accrued expenses - related party	320,101	579,673
Contract liabilities - Deferred revenue	82,306	108,298
Line of credit	397,500	397,500
Derivative liability	–	281,845
Notes payable	430,380	853,244
Note payable - other	50,000	50,000
Note payable - related party	47,000	425,000
Convertible notes - Leonite	–	260,000
Convertible notes- other	673,750	673,750
Total current liabilities	2,485,665	4,258,106
TOTAL LIABILITIES	2,485,665	4,258,106

SHAREHOLDERS’ DEFICIT
Preferred stock: 25,000,000 Shares Authorized, par value $0.0001
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized,6,838,889 and 138,886 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 shares authorized, 4,000,000 and 1,900,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	400	190
Series E Preferred Stock to be issued (-0- and 100,000 shares as of March 31, 2022 and June 30, 2021, respectively)	–	57,000
Common stock
Common Stock: $0.0001 par value; 3,000,000,000 shares authorized,1,080,492,608 and 647,074,177 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	108,049	64,708
Common stock to be issued (407,632,500 and 20,050,000 shares as of March 31, 2022 and June 30, 2021, respectively)	6,535,559	169,005
Additional paid in capital	29,967,450	22,732,295
Accumulated deficit	(38,465,530)	(26,374,227)
Total Shareholders’ Deficit	(1,853,344)	(3,350,300)
Total Liabilities and Shareholders’ Deficit	$632,321	$907,806

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the three and nine months ended March 31, 2022 and 2021 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue
Hardware revenue	$5,659	$90,412	$82,644	$296,426
Service revenue	207,323	192,909	736,957	739,345
Gross Revenue	212,982	283,321	819,601	1,035,771
Cost of sales	(111,434)	(75,194)	(457,307)	(620,215)
Gross profit	101,548	208,127	362,294	415,556

Operating expenses
Selling expense	44,346	32,552	318,708	34,650
Depreciation	2,500	–	5,849	–
Research and development expense	209,800	–	374,484	–
Consulting and professional fees	106,624	50,554	462,998	158,513
Insurance	28,124	13,515	50,507	35,272
Rent	4,050	3,300	12,555	11,418
Salaries and wages	6,974,610	280,809	10,904,649	2,532,293
Software expense	24,500	10,512	22,887	13,506
General and administrative	89,084	24,835	295,659	89,998
	7,483,638	416,077	12,448,296	2,875,650

Loss from operations	(7,382,090)	(207,950)	(12,086,002)	(2,460,094)

Other income / (expense)
Other income	23,000	–	23,000	–
Gain on debt extinguishment	–	–	96,145	–
Gain on loan forgiveness	–	222,981	–	81,000
Change in fair value of derivative instrument	–	–	(213,053)	(31,940)
Gain on settlement of accounts payable	–	–	156,616	–
Interest expense	(8,493)	(28,069)	(68,009)	(121,001)
Total other income (expense)	14,507	194,912	(5,301)	(71,941)

Net loss before taxes	(7,367,583)	(13,038)	(12,091,303)	(2,532,035)
Income tax	–	–	–	–
Net loss	$(7,367,583)	$(13,038)	$(12,091,303)	$(2,532,035)

Net loss per common share - Basic and Diluted	$(0.0073)	$(0.00)	$(0.01487)	$(0.00366)

Weighted average common shares outstanding - Basic & Diluted	1,008,459,767	557,529,809	813,299,239	692,481,701

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three and nine months ended March 31, 2022 and 2021 (unaudited)

	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2020	688	$1	9,938	$1	138,886	$14	6,700,003	$375,200

Loss for the period	–	–	–	–	–	–	–	–
Issuance of Series C Preferred shares					6,700,003	670	(6,700,003)	(375,200)
Return of preferred stock
Preferred stock issued/officer comp
Common stock issued/officer comp

As at September 30, 2020	688	$1	9,938	1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
3a10 shares
Common stock for officer comp
Preferred stock issued/officer comp
Common stock issued/officer comp

As at December 31, 2020	688	$1	9,938	1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
3a10 shares
Common stock for officer comp
Preferred stock issued/officer comp
Common stock issued/officer comp

As at March 31, 2021	688	$1	9,938	1	6,838,889	$684	–	$–

As at June 30, 2021	688	$1	9,938	1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for comp
Common stock for debt conversion
Common stock for officer comp
Preferred stock for compensation
Issuance of issuable shares

As at September 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for services
Common stock for comp
Common stock for debt conversion
Preferred stock for compensation
Subscriptions receivable
Issuance of issuable shares

As at December 31, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for services
Common stock for comp
Common stock for debt conversion
Preferred stock for compensation
Subscriptions receivable
Issuance of issuable shares

As at March 31, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three and nine months ended March 31, 2022 and 2021 (unaudited)

(continued)

	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2020	425,000	$43	4,000,000	$400	1,000,000	$650,000

Loss for the period	–	–	–	–	–	–
Issuance of Series C Preferred shares
Return of preferred stock			(4,000,000)	(400)
Preferred stock issued/officer comp			1,000,000	100		(80,000)
Common stock issued/officer comp

As at September 30, 2020	425,000	$43	1,000,000	$100	1,000,000	$570,000

Loss for the period	–	–	–	–	–	–
3a10 shares
Common stock for officer comp
Preferred stock issued/officer comp
Common stock issued/officer comp

As at December 31, 2020	425,000	$43	1,000,000	$100	1,000,000	$570,000

Loss for the period	–	–	–	–	–	–
3a10 shares
Common stock for officer comp
Preferred stock issued/officer comp
Common stock issued/officer comp

As at March 31, 2021	425,000	$43	1,000,000	$100	1,000,000	$570,000

As at June 30, 2021	425,000	$43	1,900,000	$190	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for comp
Common stock for debt conversion
Common stock for officer comp
Preferred stock for compensation			2,000,000	200
Issuance of issuable shares

As at September 30, 2021	425,000	$43	3,900,000	$390	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for services
Common stock for comp
Common stock for debt conversion
Preferred stock for compensation			100,000	10	(100,000)	(57,000)
Subscriptions receivable
Issuance of issuable shares

As at December 31, 2021	425,000	$43	4,000,000	$400	0	$–

Loss for the period	–	–	–	–	–	–
Common stock for services
Common stock for comp
Common stock for debt conversion
Preferred stock for compensation
Subscriptions receivable
Issuance of issuable shares

As at March 31, 2022	425,000	$43	4,000,000	$400	0	$–

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the three and nine months ended March 31, 2022 and 2021 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated
	Shares	Amount	Shares	Amount	Amount	Deficit	Total

As at June 30, 2020	297,399,177	$29,740	10,350,000	$71,415	$18,578,122	$(23,061,221)	$(3,356,285)

Loss for the period	–	–	–	–	–	(1,949,592)	(1,949,592)
Issuance of Series C Preferred shares					374,530		–
Return of preferred stock							(400)
Preferred stock issued/officer comp					649,900		570,000
Common stock issued/officer comp	200,000,000	20,000	150,000	1,500	1,120,000		1,141,500

As at September 30, 2020	497,399,177	$49,740	10,500,000	$72,915	$20,722,552	$(25,010,813)	$(3,594,777)

Loss for the period	–	–	–	–	–	(569,405)	(569,405)
3a10 shares	48,989,000	4,899					4,899
Common stock for officer comp			225,000	1,376			1,376
Preferred stock issued/officer comp			150,000	985			985
Common stock issued/officer comp							–

As at December 31, 2020	546,388,177	$54,639	10,875,000	$75,276	$20,722,552	$(25,580,218)	$(4,156,922)

Loss for the period	–	–	–	–	–	(13,038)	(13,038)
3a10 shares	11,500,000	1,150			113,850		115,000
Common stock for officer comp			225,000	3,218			3,218
Preferred stock issued/officer comp							0
Common stock issued/officer comp							–

As at March 31, 2021	557,888,177	$55,789	11,100,000	$78,494	$20,836,402	$(25,593,256)	$(4,051,743)

As at June 30, 2021	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,300)

Loss for the period	–	–	–	–	–	(4,354,735)	(4,354,735)
Common stock for comp	7,000,000	700	5,000,000	60,000	74,300		135,000
Common stock for debt conversion	25,269,253	2,527			250,166		252,693
Common stock for officer comp			225,000	2,498			2,498
Preferred stock for compensation					2,999,800		3,000,000
Issuance of issuable shares	232,500,000	23250	(10,000,000)	(100,000)	2,301,750		2,225,000

As at September 30, 2021	911,843,430	$91,185	15,275,000	$131,503	$28,358,311	$(30,728,962)	$(2,089,845)

Loss for the period	–	–	–	–	–	(368,985)	(368,985)
Common stock for services	10,000,000	1,000	(10,000,000)	(69,000)	68,000		–
Common stock for comp			225,000	2,422			2,422
Common stock for debt conversion	41,149,178	4,114			420,900		425,014
Preferred stock for compensation					56,990		–
Subscriptions receivable					(100,000)		(100,000)
Issuance of issuable shares	97,500,000	9750	20,000,000	200,000	965,250		1,175,000

As at December 31, 2021	1,060,492,608	$106,049	25,500,000	$264,925	$29,769,450	$(31,097,947)	$(956,394)

Loss for the period	–	–	–	–	–	(7,367,583)	(7,367,583)
Common stock for services							–
Common stock for comp			402,132,500	6,470,634			6,470,634
Common stock for debt conversion							–
Preferred stock for compensation							–
Subscriptions receivable							–
Issuance of issuable shares	20,000,000	2,000	(20,000,000)	(200,000)	198,000		–

As at March 31, 2022	1,080,492,608	$108,049	407,632,500	$6,535,559	$29,967,450	$(38,465,530)	$(1,853,343)

The footnotes are an integral part of these unaudited financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Cash Flows

For the nine months ended March 31, 2022 and 2021 (unaudited)

	2022	2021
Cash flow from operating activities
Net loss	$(12,091,303)	$(2,532,035)
Adjustment for non-cash charges and other items:
Depreciation and amortization	5,849	–
Common stock issued for services	–	4,899
Stock compensation expense	9,610,554	1,829,150
Loss on change in fair value of derivative	213,053	31,940
Gain on accounts payable extinguishment	(156,616)	–
Gain on settlement of convertible notes payable	(96,145)	–
Amortization of debt discount	–	4,167
	(2,514,608)	(661,879)
Changes in working capital
Decrease / (increase) in accounts receivable	25,694	11,746
Decrease / (increase) in prepaid inventory	–	59,898
Decrease / (increase) in prepaid expenses	16,485	–
(Decrease) / increase in trade and other payables	(67,992)	(53,402)
(Decrease) / increase in accrued expenses	99,393	264,536
(Decrease) / increase in accrued expenses - related party	(204,121)
(Decrease) / increase in deferred revenue	(25,992)	(63,790)
	(156,533)	218,988
Cash flow used in operating activities	(2,671,141)	(442,891)

Cash flow provided by investing activities
Decrease / (increase) in property, plant & equipment	(50,000)	–
Acquisition of company	–	(400)
Cash flow provided by financing activities	(50,000)	(400)

Cash flow provided by financing activities
Proceeds from note payable	25,000	550,000
Proceeds from issuance of stock for cash	3,300,000	–
Repayments of note payable	(825,864)	(80,166)
Payments to related parties	(55,452)	(14,968)
Cash flow from financing activities	2,443,684	454,866
Increase in cash and cash equivalents	(277,457)	11,575
Cash and cash equivalents at the beginning of the period	847,430	–
Cash and cash equivalents at end of the period	$569,973	$11,575

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversions of notes and accrued interest	$269,954	$–

Cash paid for interest and taxes
Interest	$–	$–
Taxes	$–	$–

The footnotes are an integral part of these unaudited financial statements.

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and June 30, 2021 (unaudited)

Note 1 – Nature and Continuance of Operations

Wearable Health Solutions Inc. (the Company) was incorporated as Medical Alarm Concepts Holding, Inc., on June 4, 2008, under the laws of the State of Nevada. The Company was formed for the sole purpose of acquiring all of the membership units of Medical Alarm Concepts LLC, a Pennsylvania limited liability company (“Medical LLC”). On May 26, 2016, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to change its name from “Medical Alarm Concepts, Inc.” to “Wearable Health Solutions Inc.”

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Wearable Health Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2022 and the results of operations and cash flows for the three and nine months ended March 31, 2022. The balance sheet as of June 30, 2021, is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on the Form 10 for the fiscal year ended June 30, 2021, that was filed with the Securities and Exchange Commission on November 19, 2021, with its final amendment on March 23, 2022.

The results of operations for the three and nine months ended March 31, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022.

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

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $-0- and $25,694 in accounts receivables net of allowances of $23,705 and $23,705 at March 31, 2022 and June 30, 2021, respectively.

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

	3 months ended March 31,		9 months ended March 31,
REVENUES	2022	2021	2022	2021
Hardware revenue	$5,659	$90,412	$82,644	$296,426
Service revenue	207,323	192,909	736,957	739,345
TOTAL REVENUES	$212,982	$283,321	$819,601	$1,035,771

The following table discloses changes in contract liabilities for the three and nine months ended March 31, 2022.

	3 months ended March 31, 2022	9 months ended March 31, 2022
Balance at beginning of period – December 31, 2021 and June 30, 2021	$95,015	$108,298
Contract liabilities	48,510	168,823
Recognition of contract liabilities	(61,219)	(194,815)
Balance at the end of the period - March 31, 2022	$82,306	$82,306

Contract liabilities at March 31, 2022 and June 30, 2021 was $82,306 and $108,298, respectively. The deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at March 31, 2022 and June 30, 2021, respectively. We have no agreements longer than 12 months.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. For the three and nine months ended March 31, 2022 and 2021, the Company recorded $43,472 and $149,000 and $-0- and $-0- in research and development costs, respectively.

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

	Basis of conversion	Dilution	March 31, 2022	June 30, 2021
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,376	1,376
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	6,838,889 and 138,886 shares outstanding as of March 31, 2022 and June 30, 2021, respectively	1 share C: 10 shares	68,388,890	1,388,860
Series C Convertible	-0- and 6,700,003 shares to be issued as of March 31, 2022 and June 30, 2021, respectively	1 share C: 10 shares	–	67,000,030
Series D Convertible	425,000 shares outstanding	1 share D: 100 shares	42,500,000	42,500,000
Series E Convertible	4,000,000 and 1,900,000 shares outstanding as of March 31, 2022 and June 30, 2021, respectively	1 share E: 100 shares	400,000,000	190,000,000
Series E Convertible Shares to be issued	-0- and 100,000 Series E shares to be issued as of March 31, 2022 and June 30, 2021, respectively	1 share E: 100 shares	–	10,000,000
			510,910,142	300,910,142

Because the Company incurred losses for the past two years, the basic and diluted share bases will be presented as the same. For the three and nine months ended March 31, 2022 and 2021, the Company incurred losses of ($0.01) and ($0.00) per basic share and diluted share, respectively.

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

Note 3 – Going Concern

The accompanying consolidated financial statements for the three and nine months ended March 31, 2022 and 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at March 31, 2022 and June 30, 2021, the Company has shown losses for the last 2 years and has an accumulated deficit of ($38,465,530) and ($26,374,227), respectively. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

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

As of March 31, 2022 and June 30, 2021, the Company had $-0- and $-0- in inventory in-house, respectively, as well as $16,197 and $22,682 in prepaid inventories in transit, respectively.

The Company recorded prepaid public relations and investor relations (PR/IR) services of $-0- and $10,000 in March 31, 2022 and June 30, 2021, respectively.

As of March 31, 2022 and June 30, 2021, the Company had $-0- and $10,000 in prepaid expenses, respectively.

Note 5 – Property, Plant, and Equipment

The Company has $20,000 in furnishings, $19,689 in office computers and equipment, and capitalized software development costs of $45,900 which are fully depreciated. On August 30, 2021, the Company purchased its dealer portal for $50,000 for internal use, amortized over 60 months.

As of March 31, 2022 and June 30, 2021, the Company recorded $44,151 and $-0- in net Property, Plant, and Equipment, respectively:

	March 31, 2022	June 30, 2021
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer Portal	50,000	–
Property, plant, and equipment	135,589	85,589
Less accumulated depreciation – portal	(5,849)	–
Less accumulated depreciation	(85,589)	(85,589)
Net property, plant, and equipment	$44,151	$-0-

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $107,268 and $331,876, directly related to operating costs, as of March 31, 2022 and June 30, 2021, respectively.

Accrued expenses are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as interests accrued in connection with notes payable and credit line. The Company recorded $377,360 and $296,920 in accrued expenses and other current liabilities as of March 31, 2022 and June 30, 2021, respectively.

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

At June 30, 2021, the Company recorded short term note payable of $500,000, expensed $55,027 in interest and accrued the same in interest liability for the year ended June 30, 2021.

On August 19, 2021, the Company repaid $300,000 of principal. In November 2021, the Company repaid an additional $100,000 in principal.

At March 31, 2022, the Company recorded short term note payable of $100,000, expensed $18,649 in interest and accrued the same in interest liability for the nine months ended March 31, 2022.

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

In October 2021, the Company accepted a loan of $5,000 from one unaffiliated investor, pending blue sky registration in his state. As of March 31, 2022 and June 30, 2021, the Company recorded $140,000 and $115,000 in notes payable for stock purchases under Reg A, accrued and expensed interest of $8,736 and $1,594, respectively.

As of March 31, 2022 and June 30, 2021, the Company has outstanding $430,380 and $853,244 in notes payable, respectively.

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

As of March 31, 2022 and June 30, 2021, the Company expensed $1,500 and $2,000 in interest fees and has accrued $10,983 and $9,283 in interest payable, respectively.

Convertible note payable – other

On March 1, 2016 and March 3, 2016, the Company closed a private placement and received an aggregate of $612,500 by issuing $660,000 (“BENZA”) and $13,750 (“B2CF”) unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per the subscription agreements. All outstanding warrants have expired.

As of March 31, 2022 and June 30, 2021, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

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

On June 4, 2021, the Company and Leonite renegotiated the convertible note for two years, face value of $260,000. At June 30, 2021, the Company recorded $281,845 in derivative liabilities.

On July 29, 2021, Leonite converted $42,750 in debt plus $2,250 in fees to 15,000,000 shares, and on August 27, 2021, Leonite converted $44,475 and $2,250 in fees to 10,269,253 shares.

On October 6, 2021, Leonite converted $57,952 in debt and interest plus $2,250 in fees to 13,231,209 shares, and on October 26, 2021, Leonite converted the remaining balance of $125,000 in debt and interest, and $2,250 in fees, to 27,917,969 shares, collectively resulting in a $96,145 gain on debt extinguishment.

Balance at June 30, 2021	$260,000
Accrued interest	9,954
Leonite Convertible Note converted	(269,954)
Total	0
Less: debt discount	(0)
Balance at March 31, 2022	$0

The resulting derivative valuation is calculated as follows:

Derivative as of June 30, 2021	$281,845
Change in fair value	238,155
520,000
Write off due to conversions	(176,800)
Derivative value as of September 30, 2021	$343,200
Change in fair value	(25,102)
318,098
Write off due to conversion	(221,953)
96,145
Gain on extinguishment	(96,145)
Derivative as of March 31, 2022	$–

Significant assumptions used in calculating fair value of conversion feature of Leonite Convertible Note as of March 31, 2022 are as follows:

Expected Dividends	Expected Volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	269.75%	0.0007%	1.9288	$0.00550	$0.01

As of March 31, 2022 and June 30, 2021, the Company has recorded $-0- and $260,000 in Convertible Note: Leonite, respectively.

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

As of March 31, 2022 and June 30, 2021, the Company has recorded $397,500 and $397,500 in outstanding line of credit balance, respectively.

Note 10 – Stockholders’ Deficit

Capital Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value of $0.0001.

For the nine months ended March 31, 2021, the Company issued 200,000,000 shares to its officers as compensation, valued at $1,140,000 or $.0057 per share, accrued 150,000 shares as a bonus, valued at $1,500 or $.01 per share, and accrued 525,000 shares as officer compensation, valued at $3,861. All shares were recorded at the stock price of the date of agreement or grant

For the nine months ended March 31, 2022, the Company issued 7,000,000 common shares to employees and contractors for contractual bonuses, valued at $75,000 or $.0107 per share, accrued 5,000,000 shares in bonuses to be paid, valued at $60,000 or $.0105 per share, issued 66,418,431 for $260,000 in debt, $9,954 in interest, and $9,000 in fees, valued at $677,707, which represents the fair value of shares issued, accrued 450,000 to be issued for management compensation, valued at $4,920 an average of $.0109 per share, and sold 340,000,000 shares under the Reg A at $3,400,000 or $.01 per share, 10,000,000 of which were accrued to be issued as of December 31, 2021. In January 2022, the Company issued 20,000,000 shares previously accrued and recorded 402,132,500 shares to be issued in employee compensation and bonuses, valued at $6,470,634. All shares were recorded at the quoted stock price of the date of agreement or grant.

As of March 31, 2022 and June 30, 2021, the Company has 1,080,492,608 and 697,074,199 shares of common stock issued and outstanding and 407,632,500 and 20,050,000 issuable common stock shares, respectively.

Offering pursuant to Regulation A

On September 11, 2020, the Company filed a 1-A offering statement with the Securities and Exchange commission, offering up to 500,000,000 shares of common stock at $.01 to raise up to $5,000,000. The offering was amended on October 14, 2020 and can be viewed on the SEC website, www.sec.gov.

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

Series D Convertible Preferred Stock: The Company is currently authorized to issue, 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series D Convertible Preferred stock for 100 shares of common stock, as amended. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval.

Series E Convertible Preferred Stock: The Company is currently authorized to issue 4,000,000 shares of Series E Convertible Preferred Stock, par value $0.0001, convertible at 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. In addition, Series E Convertible Preferred Stock carry voting rights of 10,000 votes per share of Series E Convertible Preferred Stock.

During the nine months ended March 31, 2021, the Company issued 6,700,003 shares of Series C Convertible Preferred Stock, valued at $375,000 or $.056 per shares in conjunction with the purchase of the Boapin portal (See Note 11), returned 4,000,000 shares of Series E Convertible Preferred Stock, valued at $400 or $.0001, and issued 1,900,000 shares of Series E Convertible Preferred shares to two officers for services, valued at $1,223,000 an average of $.64 per share. All shares were recorded at the stock price of the date of agreement or grant on an as-converted basis.

During the nine months ended March 31, 2022, the Company issued 1,000,000 shares of Series E Convertible Preferred shares to each of its two directors for services, valued at $3,000,000 or $1.50 per share, and issued 50,000 shares to each of its two directors, previously accrued, valued at $57,000 or $.57 per share. All shares were recorded at the quoted common stock price of the date of agreement or grant on an as-converted basis.

As of March 31, 2022 and June 30, 2021, the Company had 688 shares of Series A Convertible Preferred Stock, 9,938 shares of Series B Convertible Preferred Stock, 6,838,889 shares of Series C Convertible Preferred Stock, 425,000 shares of Series D Convertible Preferred Stock, and 4,000,000 shares of Series E Convertible Preferred Stock issued and outstanding, respectively.

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

On October 28, 2021, the Company repaid $105,000 in principal, and on December 1, 2021, the Company repaid $150,000 in principal.

During the quarter ended March 31, 2022, Company repaid $123,000 in principal, accrued $1,410 in interest, and expensed the same.

As of March 31, 2022 and June 30, 2021, the Company has recorded Note payable-BOAPIN of $47,000 and $425,000, and accrued interest of $44,315 and $28,225, respectively.

Accrued expenses and due to related party

From time to time, related parties loaned the company working capital for day-to-day operations, respectively. These are short-term loans which bear no interest, and the Company expects to repay these loans within the coming year. In addition, salary accruals owed to the officers of the Company have been included in the Due to related party line item.

As of March 31, 2022 and June 30, 2021, the Company owes $320,101 and $579,673 in related party payables, respectively.

Note 12 – Commitments and contingencies

Commitments and Contingencies. The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

1)	Wearable Health Solutions, In. v. Barry Honig, GRQ Consultants Inc., Benza Pharma LLC and John Does 1-10, Supreme Court of the State of New York County of New York, July 22, 2021. Company is disputing the validity of Notes from 3/2016 and seeking damages, reparations, and related costs.

2)	GRQ Consultants, Inc. v. Wearable Health Solutions, Inc., Supreme Court of the State of New York, County of New York, August 26, 2021, Parties are seeking summary judgment of $50,000 plus accrued interest in response to lawsuit by Company regarding $50,000 loan from 11/2016.

3)	Benza Pharma LLC, Sandor Capital, LP, and John Lemak v. Wearable Health Solutions, Inc., District Court, Clark County, Nevada, Parties are seeking summary judgment of $3,000,000 plus accrued interest in regards to convertible notes payable from March, 2016.

4)	Medical Alarm Concepts LLC v. MCA Cure, LLC, Superior Court of New Jersey, Law Division, Morris County. Company is seeking return of payments for non-performance plus attorney fees and court costs. A settlement was reached between the parties whereby MCA Cure will pay an initial $10,000 and $6,500 each month until debt is satisfied in 2023 (See Note 14).

Note 13 – Office lease

The Company maintains its corporate offices in Newport Beach, California, on a month-to-month basis. The subsidiary maintains a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The 3-year lease at $1,100 per month expired on September 30, 2021. The lease has been renewed for 12 months at $1,300 per month beginning October 1, 2021. Expenditures for the nine months ending March 31, 2022 and 2021 are as follows:

	2022	2021
Rent expense	$12,555	$11,418

Note 14 – Other income - settlement

Settlement

In 2019, the Company engaged MCA Cure to negotiate settlements with two note holders, and paid MCA Cure a total of $97,625. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 and $18,705, being subsequently refunded, and engaged an attorney to recover funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan and has hired an attorney to recover funds and damages from MCA Cure. In February 2022, a settlement was reached with MCA Cure for fees and attorney costs of $105,125, amortized at 1.5%, by which the Company would receive an initial payment of $10,000, and $6,500 monthly until the debt is satisfied in May, 2023, with stipulations for any potential default.

As of March 31, 2022 and 2021, the Company has recorded $23,000 and $-0- to other revenue, respectively.

Note 15 – Subsequent Events

Management is reporting the passing of its founder Ronald Adams. The company has shared the news corporately with its network of 200 domestic and international dealers and vendors. Mr. Adams responsibilities have been assumed by Marc Cayle as Vice President of Innovation and Development for the company. Mr. Cayle has over 18 years of experience in the Seniors Health Care and Personal Emergency Response Systems (PERS) sectors. He also founded several Seniors Care related companies specific to the Home Health Care industry.

The company has updated its websites at; wearablehealthsolutions.com; ihelpalarm.com; 1800medalert.com and wearablehealthsolutions.com/investor-relations reflecting corporate, product, DTC and investor relations references.

Common stock

In April 2022, the Company issued 402,650,000 shares of common stock to its management for compensation and bonuses, previously accrued, 10,000,000 shares of restricted common stock to an independent consultant, and cancelled 28,000,000 shares. As of the date of this filing, the Company has 1,465,143,608 shares issued and outstanding.

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

Results of Operations

Results for the Three Months Ended March 31, 2022, compared to the Three Months Ended March 31, 2021

Working Capital	March 31, 2022 $	March 31, 2021 $
Cash	569,973	847,430
Current Assets	588,170	907,806
Current Liabilities	2,485,665	4,258,106
Working Capital (Deficit)	(1,897,495)	(3,350,300)

Operating Revenues

The Company had revenues of $212,898 and $283,321 for the three months ended March 31, 2022 and 2021, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended March 31, 2022 and 2021 was $111,434 and $75,194, respectively. Cost of revenues increased for the three months ended March 31, 2022 due to purchasing in smaller quantities at higher prices in 2022 coupled with product unavailability and delayed shipments due to the pandemic.

Gross Profit

The Company’s gross profit for the three months ended March 31, 2022 was $101,548, compared to $208,127 at March 31, 2021. The decrease in the Company’s gross profit was due to decreased hardware sales and increased cost of goods, for the reasons described above.

Operating Expenses

Operating expenses consisted of salaries and wages, research and development, consulting and professional fees, and additional operating costs. For the three months ended March 31, 2022, operating expenses were $7,483,638 compared to $416,077 for the three months ended March 31, 2021. The primary expenses for the three months ended March 31, 2022, were salaries and wages of $6,974,610, which was mostly made up of shares issued to our Officers and Directors; the primary expenses for the three months ended March 31, 2021, were salaries and wages and professional services totaling $280,809.

Other Income (Expense)

The Company had other income for the three months ended March 31, 2022 and 2021 of $14,507 and $194,912, respectively. Other income consisted of $23,000 in payments for settlement of the MCA Cure complaint and interest expense of $8,493 in 2022, as compared with gain on loan forgiveness of $222,981 and interest expense of $28,069 in 2021.

Net loss

The net loss for the three months ended March 31, 2022, was $7,367,538 as compared to $13,038 for the three months ended March 31, 2021.

Results for the Nine Months Ended March 31, 2022, compared to the Nine Months Ended March 31, 2021

Operating Revenues

The Company had revenues of $819,601 and $1,035,771 for the nine months ended March 31, 2022 and 2021, respectively.

Cost of Revenues

The Company’s cost of revenues for the nine months ended March 31, 2022 and 2021, was $457,307 and $620,215, respectively.

Cost of revenues decreased for the nine months ended March 31, 2022 as compared to March 31, 2021, was due to fewer hardware purchases in 2022 coupled with product unavailability and delayed shipments due to the pandemic.

Gross Profit

The Company’s gross profit for the nine months ended March 31, 2022 and 2021, was $362,294, and $415,556, respectively. The decrease in the Company’s gross profit was due to the decrease in hardware sales and decrease in hardware purchases in 2022, as described above.

Operating Expenses

Operating expenses consisted of salaries and wages, research and development, consulting and professional fees, and additional operating costs. For the nine months ended March 31, 2022, operating expenses were $12,352,152 compared to $2,875,650 for the nine months ended March 31, 2021. The primary expenses for 2022 were salaries and wages of $10,904,649, which was mostly made up of shares issued to our Officers and Directors; the primary expenses for 2021 were salaries and wages totaling $2,532,293.

Other Income (Expense)

The Company had other income for the nine months ended March 31, 2022 and 2021 of $5,301 and $71,941, respectively. Other income (expense) consisted of $23,000 income in payments for settlement of the MCA Cure complaint, $213,053 expense in change in fair value of derivative instrument, gain of $516,617 in settlement of accounts payable, gain of $96,145 in extinguishment of debt, and interest expense of $68,009 as of March 31, 2022, as compared to gain on loan forgiveness of $81,000, $31,940 expense in change in fair value of derivative instrument, and interest expense of $121,001 as of March 31, 2021, respectively.

Net loss

The net loss for the nine months ended March 31, 2022, was $12,091,303 as compared to $2,532,035 for the period ended March 31, 2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment, borrowing of funds and through the sale of equity.

At March 31, 2022, the Company had total current assets of $588,170, as compared to $907,806, at June 30, 2021. Current assets consisted primarily of cash and prepaid expenses. At March 31, 2022, the Company had total current liabilities of $2,485,664 compared to $4,258,106, at June 30, 2021. Current liabilities consisted primarily of accounts payable, accrued liabilities and accrued compensation, notes payable and convertible notes payable.

We had negative working capital of $1,897,494, as of March 31, 2022, as compared to $3,350,300, as of June 30, 2021.

Cash flow from Operating Activities

During the nine months ended March 31, 2022, cash used in operating activities was $(2,671,141) compared to $(442,891) for the same period ended March 31, 2021. The increase in the amounts of cash used in operating activities was due to the increase in operations, issuance of shares for services and personnel.

Cash flow from Financing Activities

For the nine months ended March 31, 2022, cash provided by financing activities was $2,443,685 compared to $454,65 provided during the nine months ended March 31, 2021. The increase in the amounts of cash flow from financing activities was due to the sale of common stock under the Reg A filing.

Quarterly Developments

None.

Subsequent Developments

Management is saddened to report the passing of its founder Ronald Adams. The company has shared the news corporately with its network of 200 domestic and international dealers and vendors. Mr. Adams responsibilities have been assumed by Marc Cayle as Vice President of Innovation and Development for the company. Mr. Cayle has over 18 years of experience in the Seniors Health Care and Personal Emergency Response Systems (PERS) sectors. He also founded several Seniors Care related companies specific to the Home Health Care industry.

In addition, the company has updated its websites at; wearablehealthsolutions.com; ihelpalarm.com; 1800medalert.com and wearablehealthsolutions.com/investor-relations reflecting corporate, product, DTC and investor relations references.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $38,465,530. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2022.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2022, Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item. 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

1)	Wearable Health Solutions, In. v. Barry Honig, GRQ Consultants Inc., Benza Pharma LLC and John Does 1-10, Supreme Court of the State of New York County of New York, July 22, 2021. Company is disputing the validity of Notes from 3/2016 and seeking damages, reparations, and related costs.
2)	GRQ Consultants, Inc. v. Wearable Health Solutions, Inc., Supreme Court of the State of New York, County of New York, August 26, 2021, Parties are seeking summary judgment of $50,000 plus accrued interest in response to lawsuit by Company regarding $50,000 loan from 11/2016.
3)	Benza Pharma LLC, Sandor Capital, LP, and John Lema v. Wearable Health Solutions, Inc., District Court, Clark County, Nevada, Parties are seeking summary judgment of $3,000,000plus accrued interest in regards to convertible notes payable from March, 2016.

4)	Medical Alarm Concepts LLC v. MCA Cure, LLC, Superior Court of New Jersey, Law Division, Morris County. Company is seeking return of payments for non-performance plus attorney fees and court costs. A settlement was reached between the parties whereby MCA Cure will pay an initial $10,000 and $6,500 each month until debt is satisfied in 2023 (See Note 14).

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

Subsequent Issuances:

In April 2022, the Company issued 402,650,000 shares of common stock to its management for compensation and bonuses, previously accrued, 10,000,000 shares of restricted common stock to an independent consultant, and cancelled 28,000,000 shares. As of the date of this filing, the Company has 1,465,143,608 shares issued and outstanding.

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

Wearable Health Solutions, Inc.

/s/ Harrysen Mittler	May 10, 2022
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Gail Rosenthal	May 10, 2022
Gail Rosenthal, CFO, Principal Accounting Officer	Date

/s/ Peter Pizzino	May 10, 2022
Peter Pizzino, Director	Date

