Form 10-K
period 2022-06-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2022-10-13
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Wearable Health Solutions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-153290	26-3534190
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2901 Pacific Coast Highway, Suite 200

Newport Beach, CA 92663

949.270.7460

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	None.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter $8,701,413 on June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of September 30, 2022, was 1,531,592,608 shares of its $0.0001 par value common stock.

Documents incorporated by reference: None

Wearable Health Solutions, Inc.

i

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “Wearable Health”, “WHSI,” “we”, “us” and “our” are references to Wearable Health Solutions, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1. Business

Description of the Business

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Annual Report, including those set forth above in the Special Cautionary Note Regarding Forward-Looking Statements or under the heading “Risk Factors” or elsewhere.

Business Overview

Wearable Health Solutions

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

Wearable Health Solutions provides mobile health (mHealth) products and services to a significant number of dealers and distributors throughout the globe (Canada, United States and New Zealand, Bermuda). As a provider of personal emergency response devices, in the rapidly growing medical alarm device and eHealth sector, we provide innovative wearable healthcare products, tracking services, and turn-key solutions that enable our users to be proactive with their health, as well as safe and protected. According to the QYResearch report on Global PERS devices, MediPendant was the 17th largest global PERS company based on revenues in 2021 (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”). Our products and services are always state-of-the-art and cost effective. Through our culture, our drive, and the expertise of each individual employee, we are uniquely positioned to build shareholder value by setting the highest standards in service, reliability, and safety in our rapidly growing industry.

Our flagship products are the iHelp devices, MediPendant®, the iHelp+ 3G™, the iHelp Mini 4G™, and the next generation iHelp MAX 4G™ - personal emergency alarms that are used to summon help in the event of an emergency at home. As of 2021, approximately 60% of all medical alarms being sold globally, by sales revenue (or approx. 57% of volume by type), are either Landline type or Standalone type technologies that require the user to speak and listen through a central base station unit, according to the QYResearch report on PERS (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”). The MediPendant®, however, offers a product that, is always connected through a landline, and has the speaker in the pendant, enabling the user to simply speak and listen directly through the pendant in the event of an emergency.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of June 30, 2022, the Company has a net loss of $13,049,155, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the twelve months ended June 30, 2022, Company has net cash used in operating activities of $(3,107,177) as well as stock compensation non-cash expenses of $10,044,522 and a net loss of $13,049,155. The Company raised $2,380,252 from financing activities, net of repayments, in the twelve months ended June 30, 2022, which resulted in a negative working capital of $(2,133,878) as of June 30, 2022. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

On August 2, 2021, the Company entered into an agreement with Voice of Things, Inc., in order to embed voice control into the devices. This agreement will provide the Company with cloud-to-cloud integration between Voice of Things, Inc. and iHelp without requiring any device-level touchpoints. The voice activation feature will be implemented at an estimated cost of $36,000 and has an approximate integration timeframe of two months, excluding certification time. This solution will also our products to integrate and function with Alexa/Google smart speakers and their respective apps. The voice control software has been completed as of February, 2022; however, the Company is currently in the design phase of the medical alert device that the software will be implemented in. The production of that medical device was supposed to be completed in early 2022, however, due to factory shutdown, supply chain issues as well as some minor changes to the medical alert device. The Company has now begun to receive the medical alert devices as of the latter part of September, 2022.

On August 11, 2021, the Company entered into an Asset Purchase and Advisory Services Agreement (“Agreement”) with Anthony Chetta, owner of mHealth, whereby the Company acquired ownership of mHealth.com, the user portal used by the subsidiary customers, all code and related operations, the domain name, and logos, data, storage and online operations for $50,000. The Company is treating this transaction as an asset acquisition under ASC 505-50, with preliminary purchase allocation to the asset, the website and coding. As of February 2022, the Company is in the process of obtaining an independent valuation of the asset. The Company also retained Mr. Chetta as the Chief Technology Advisor, by issuing 1,000,000 restricted shares as a stock signing bonus, valued at $10,500 or $0.0105 per share, issued on September 30, 2021, $8,000 per month service agreement, and 1,000,000 shares of common stock every 6 months for a 30 month period, valued at $52,500 or $0.0105 per share. By acquiring mHealth the Company now owns its backend portal system which integrates and controls how our dealers interact with our customers, invoicing, and device functionality, which should allow the Company to better control and improve on the services it provides.

All of our products are used in conjunction with our proprietary management and operation platform. The platform is a cloud-hosted service consisting of methods and automation tasks for accepting data transmission from personal safety and medical devices (“PS/M”) and storing, reformatting, and retransmitting this data to subscribers, monitoring centers, healthcare providers, front-end portal/user interfaces, and API controllers.

The front-end portal interface provides a friendly, intuitive, and seamless management and monitoring platform for all of the below listed integrations, coupled with PS/M device fulfillment, tracking, controlling, and remote reprogramming, along with portal user administration and role/privilege assignment, internal activity/audit trails, ordering and invoicing, support portal integration, and any other customizations needed based on solution requirements.

Back-end automation and integration with third-party providers and services include:

•	SMS, email, and smartphone messaging app push notifications for PS/M event/activity/location alerts and subscriber communication with PS/M devices (with locale specific SMS numbers where available)
•	Programmatic voice dialing and routing (with locale specific voice numbers where available)
•	Integration with SIM card providers for management (activation, suspension, and usage monitoring) of airtime
•	Flexible signal relay and reformatting for alarm, activity and health event data to central stations and healthcare providers based on unique communication and transmission protocol, whether via API calls or data transmission to TCP/IP or other types of receivers
•	Integration with customer CRM for account details and user activity
•	Integration with billing systems for device/equipment ordering and recurring billing
•	API endpoints can be exposed for data access and controlling feature-sets in third party environments

The iHelp MAX™ device, will operate on 4G Networks, is anticipated along with our platform to be able to plug into multiple devices to enable remote monitoring and data collection of essential vital signs in real-time with historical data via Bluetooth, NFC, and Wi-Fi technology, thereby making our devices telehealth ready. WHSI is considering several wearable technology vendors to produce and implement body-mounted sensors, such as smart watches, heart monitors, blood pressure sensors that can monitor and transmit biological data for healthcare purposes. At this time, the Company has not entered into any agreements, is only in preliminary discussions and there is no guarantee that we will come to an agreement with any of these vendors. If we do not come to an agreement with these vendors, we do not foresee that as materially affecting our business as there are multiple vendors and manufacturers of these type of products already in the industry.

The company recently launched the iHelp Mini 4G™, a small, lightweight, 4G device that includes features and functions such as fall detection, Geo-fencing, medication reminders, GPS, and SOS alerts. Currently the company has sold over 600 devices to dealers and consumers and is expecting an additional 1000 devices delivered shortly.

We anticipate the launch of the iHelp MAX™ device in the first fiscal quarter of 2023 which offers a customized lone worker program for use with the iHelp MAX™. The remaining steps for completing the launch of our iHelp MAX™ device are for the manufacturer to obtain CE and FCC certifications on the electronics and for the Company to review and test the second set of working samples, we have experienced some delays in the production of the samples due to the city lockdowns and holiday festivals in China, but the Company expects to complete the product reviews by the end of September 2022. The device features a multi-function button for check-in and SOS alerts to ensure that workers in the field can get help in the event their health or safety is at risk. The small, lightweight device is waterproof and durable enough for use indoors or outdoors. The loan worker device includes the following features and functions:

•	Two-Way Voice - Voice connection to an operator or when an SOS or fall is detected (and optionally missed check-in)
•	One-Button Operation - One button to check-in or declare an SOS (monitored 24/7)
•	Water-Resistant - IPX7: up to 3.3 ft for 30 min
•	GPS Location - Location reporting within 65 ft
•	Rechargeable Battery - 72 hours battery life, based on reporting location every 4 hours
•	SOS Alerting - With 24/7 monitoring service
•	Fall Detection - With three sensitivity settings and built-in cancellation timer to prevent false alarms
•	Easy Check-In – With user-controlled start/stop of predefined check-in schedule
•	Audible Alerts (can be disabled) For SOS, check-in, fall-detection, low battery, and cell signal status
•	Protected Phone Number – Only designated parties can call your protected number

Wearable Health Solutions Inc., through its wholly owned subsidiary Medical Alarm Concepts LLC, (MAC) is currently in operation and works with 15 central monitoring stations with trained EMT operators on a 24/7 stand-by basis serving a significant number of 200 dealers in the US, Canada, Barbados and New Zealand with over 7,000 active users providing recurring revenue for the company. During the year ended June 30, 2022, the Company sold 3,668 devices to new customers.

Asset Purchase Agreement - BOAPIN.com

On August 3, 2020, effective as of June 30, 2020, the Company entered into an Asset Purchase Agreement with Hypersoft Ventures, Inc. (“Asset Purchase Agreement”) where the Company purchased certain assets of Hypersoft Ventures and its international commodities trading portal referenced as BOAPIN.com. As part of the Asset Purchase Agreement, Hypersoft Ventures, Inc., sold 100% of its online commodities trading portal and certain other assets including but not limited to: its data, science and files, marketing material, logos, advertising data, subscriber lists, source code, intellectual property, trade secrets, trademarks, client lists, service markets, supplier data, banking documents, and website registrants derived from The Federation of Industries from the State of Rondônia (Brazil)(“FIERO”), in exchange for 6,700,003 shares of Series C Convertible Preferred Stock, a promissory note in the amount of $425,000 and performance-based fees payable to FIERO.

At this point of the Comp any’s business evolution, management has decided to focus its efforts on the Personal Emergency Response Systems (PERS) and Telehealth business model, including the launch of our new iHelp MAX™ a 4G enabled device and related products in approximately the middle of 2022. As such the Company is in the process of divesting itself of the BOAPIN.com asset and related business components. The Company is seeking to sell its BOAPIN.com assets to a third party but has not been actively searching for a buyer. As of this Annual Report, there is no pending purchaser and the Company has had no offers for the purchase of BOAPIN.com and its assets.

As of June 30, 2020, the Company impaired the value of the BOAPIN portal to $-0- for lack of revenue generation, resulting in a loss of $800,200. Given the asset was acquired from a related party and considered to have no value, the cost was recorded as compensation expense, reflected in salaries and wages expense on the Statement of Operations.

Wearable Health Solutions, Inc. Products:

Products

The Company's efforts are on the sale of its medical alarm and safety alert devices, which are some of the most advanced systems on the market today as displayed below in schematic form.

Figure 1: iHelp MAX™ Monitor	Figure 2: iHelp MAX™ with Wristband	Figure 3: iHelp MAX™ on Charging Station

iHelp MAX™ Personal Emergency Response Unit

iHelp+ 3G™ Unit and Charging base

a) MediPendant®

MediPendant® is the Company's flagship medical alarm product and the world’s first monitored two-way voice speakerphone pendant for the Personal Emergency Response System (PERS) industry. It allows the user to speak and listen to the operator directly through the pendant. Wearable Health Solutions' alarm pendant also offers superior range of radio frequency capabilities and an enhanced communication range that enables the user to move freely in and about the home up to an extended range that is evolutionary in the PERS industry. Specifically, the MediPendant® system, which is connected through a landline telephone base station, enables the user to move up to 600+ feet (line of sight) away from the main base station, a distance that far exceeds competitors’ offerings on the market today. Competitor offerings instead require the user to be within a much closer proximity to and speaking distance from the base station box, a situation that may not be possible in an emergency event. As part of the MediPendant® product offering, users receive Wearable Health Solutions' two-way communication pendant, base station unit and a subscription to the Company's around- the-clock personal response service monitoring center. Our MediPendant® will not be affected by the discontinued use of the 3G networks as it operates using landline telephone service.

Emergency calls made through the Company's MediPendant® device are always handled by certified operators at a call center who are available 24-hours a day and guaranteed to remain on the call with MediPendant® subscribers until the problem is resolved and/or help arrives. Operators are trained to immediately assess the situation and can either connect the caller to a loved-one, or dispatch medical personnel to the user's location. All emergency operators are prepared to bring calm, professional, knowledgeable insight to any situation. Additionally, the call center can also archive a list of personal information for all MediPendant® users that includes an updated list of medications, health information and the subscriber's contact information including home address for location and dispatch purposes. The personal information and medical history are securely stored by the monitoring center and can be provided to the dispatched authority and emergency responders, as necessary.

b) iHelp™

The Company also provides a medical alarm device called the iHelp™. The iHelp™ is designed to be easy to use, lightweight yet durable, but with multiple features. The company has invested time, labor, and money into the development and launch of this device which possesses enhanced features and functions including a GPS system, ability to remotely locate a loved one, voice prompts, and a dealer portal that enables dealers to manage their iHelp™ customer base. The iHelp™ dealers enjoy significant company benefits in; the ease of ordering our products, activating and deactivating customers, tracking customer usage, and creating and printing a variety of reports. The iHelp™ dealer program is “turn-key” and offers the dealer the opportunity to provide his/her customers with the latest products without altering "back end" systems. With the introduction of the new and improved iHelp+ 3G™ unit, the iHelp™ is no longer being produced; however, we are still servicing our customers who use our iHelp™ devices and have no plans of retiring that service.

c) iHelp+ 3G™

The iHelp+ 3G™ is currently our most complete mPERS compliant product and is similar to the iHelp™. However, the iHelp+ 3G™ has additional features and functions, including; the ability to detect falls by the wearer, for example in the shower, Geo-Fencing and tracking ability, operates on the "3G" networks; and can be telehealth enabled via blue tooth low energy 4.0. The unit has superior audio quality, an extended battery life, and operates on GSM networks for use with cell phone providers both domestically and internationally, therefore enabling extended coverage in most areas. With the impending shutdown of the 3G network in the United States, by AT&T, Verizon, and T-Mobile, approximately 20% of our customers (all U.S. based) who are on our iHelp+ 3G™ product will lose access to our services. We are preparing to work with those customers in order to transition them to our next generation iHelp MAX™ product, that will operate on 4G Networks and additional services. However, there is no guarantee that we will be able transition all or some of those customers to our new products. At this time none of our current devices have stopped functioning as there are still active 3G networks. We are not aware of any other countries where 3G networks are being eliminated. The following is a list of when the major cellular companies plan on shutting down their 3G service in the United States as provided by the Federal Communications Commission:

•	AT&T: 3G Shutdown date March 31, 2022
•	Verizon: 3G Shutdown date December 31, 2022
•	T-Mobile: 3G Shutdown date March 31, 2022
•	Sprint: 3G Shutdown date July 1, 2022

d) iHelp Mini™

The iHelp Mini™ is a 4G medical alarm device with next generation capabilites. It is small, lightweight, waterproof, and durable. It offers users the ability to summon help in the event of an emergency. Its features and functions include SOS alarm, fall detection, geo-fencing, medication reminders, alerts to loved ones, crystal clear audio, and low battery alarm. The offering of a small, lightweight 4G medical alarm device in the industry is a huge benefit to our dealers and distributors. The iHelp Mini™ dealers enjoy significant company benefits in; the ease of ordering our products, activating and deactivating customers, tracking customer usage, and creating and printing a variety of reports. The iHelp™ dealer program is “turn-key” and offers the dealer the opportunity to provide his/her customers with the latest products without altering "back end" systems

•	Small size – 2.4” x 1.732” x 0.63”
•	Lightweight: 1.41 oz
•	Battery: Rechargeable, 3.7V, 800mhAh
•	Charging Voltage: 5V DC
•	Waterproof: IP67
•	4 locating technologies: GPS, BLE, WiFi, LBS

e) iHelp MAX™

The   iHelp MAX™ our next generation of devices, which will operate on 4G Networks, is anticipated to be telehealth ready along with the platform that should be able to plug into multiple devices, such as smart watches, to enable remote monitoring and data collection of essential vital signs in real-time with historical data via Bluetooth, NFC, and Wi-Fi technology. In order to complete iHelp MAX™ and get it telehealth ready, the iHelp MAX™ device will need to be Bluetooth enabled, and we will need to add the device to our HIPAA compliant servers and backend of our mHealth operating system. Being telehealth ready means that our devices will be able to connect to other devices such as smart watches, and body sensors through the use of Bluetooth technology, this will allow our iHelp MAX™ device to link to our customers’ existing devices and use those sensors to help our iHelp MAX™ build a more complete picture of the customers health. Our customers will be able to add other products to their iHelp MAX™ such as our remote patient monitoring and medication reminder features at an additional cost to the basic services we provide. We anticipate the launch of the iHelp MAX™ device in the first fiscal quarter of 2023 which will offer a customized “Lone Worker” program for use with the iHelp MAX™. The iHelp MAX™ devices will run on local mobile networks, such as AT&T, Verizon, Bell Canada, T-Mobile, depending on where the customer is located. The device will feature a multi-function button for check-in and SOS alerts to ensure workers in the field can obtain help in the event their health or safety is at risk. The small, lightweight device is waterproof and durable enough for use indoors or outdoors. The Loan Worker device includes the following features and functions:

•	Two-Way Voice - Voice connection to an operator or when an SOS or fall is detected (and optionally missed check-in)
•	One-Button Operation - One button to check-in or declare an SOS (monitored 24/7)
•	Water-Resistant - IPX7: up to 3.3 ft for 30 min
•	GPS Location - Location reporting within 65 ft
•	Rechargeable Battery - 72 hours battery life, based on reporting location every 4 hours
•	SOS Alerting - With 24/7 monitoring service
•	Fall Detection - With three sensitivity settings and built-in cancellation timer to prevent false alarms
•	Easy Check-In – With user-controlled start/stop of predefined check-in schedule
•	Audible Alerts (can be disabled) For SOS, check-in, fall-detection, low battery, and cell signal status
•	Protected Phone Number – Only designated parties can call your protected number

As a result of the recent emergence of smart mobile wireless and geographic location solutions, these systems will integrate via Bluetooth low energy 4.0 and other FDA approved medical device technologies including biosensors. The Company may collect data on vital signs, send data to HIPAA compliant servers in the cloud, and allow access by caregivers, nurses, doctors, hospitals, and other health organizations. This process can facilitate a low-monthly-cost environment for the implementation of all day user monitoring for emergency, health, and activity status changes. This evolution will change the face of the traditional PERS devices into a Wearable Health & Alarm Monitoring (“WHAM”) market.

In order for iHelp MAX™ to become telehealth ready the Company will need to complete the backend software, including engaging HIPPA compliant servers that are equipped for data collection and storage. The Company does not foresee this being a problem as it already has engaged servers for its current products and as such the Company is prepared to extend its server coverage to the new products when ready. As of September 1, 2022, the Company has received samples of the proposed iHelp MAX™ devices and has requested some upgrades to the speaker quality in the devices, unfortunately the factory had been placed in a citywide lockdown and our product production has been delayed several months. We now expect first delivery of the products to occur during the month of September 2022.

Wearable Health Solutions, Inc.

Market Background

Living arrangements have changed greatly in the United States among older people and other potentially vulnerable segments of the population, including those with physical disabilities and/or medical conditions. During the 20th century, one of the most dramatic changes in the lives of the aging in the United States was the rise of the number of aging people living at home alone. In 1910, for example, only 12% of widows aged 65 or older lived alone. In 1970, this figure was 70% and today it is estimated to be much higher.

In the 21st century, this trend has gained momentum with more of the aging and medically at-risk population living alone than at any other time in the past, especially with the rise of the aging Baby Boomer population. The Baby Boomers, those born between 1946 and 1964, started turning 65 years old in 2011, with the number of older people set to increase dramatically during 2010 to 2030. According to the U.S. Current Population Survey data, "between 2010 and 2030”, the number of people aged 65 and older is projected to grow by 31.7 million or 79.2%." Thus, the older population in 2030 is projected to be twice as large as in 2000, growing from 35 million to 71.5 million, representing 20% of the total U.S. population in year 2030.

This social dynamic of a rising older population is true in both the United States as well as in many developed nations worldwide. Social change, technological advancements, and general lifestyle choices have promoted increased independence and the ability to live alone among other potentially vulnerable segments of the population such as those with physical disabilities or medical conditions. These groups can be especially susceptible to health problems and concerns for their physical wellbeing. Industry experts agree that in order to help facilitate independence and safety, more help is needed to provide these people with contact in case of emergency, or the benefit of support in a time of need. It was in response to this situation that the personal emergency response systems (PERS) industry emerged in the United States and developed the first personal medical alarm. The common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions, in case of an age or health related incident that requires immediate attention, where the victim is unable to reach out for assistance via traditional means, including the ability to make a telephone call.

Effective PERS, with their emergency alert capabilities, is a key technology solution that can greatly help the vulnerable segment of the population live a more free and active life while maintaining the security of being able to access immediate assistance as needed. In fact, there has been a boom in the PERS market in recent years due to the growing aging population worldwide.

While the PERS industry has been in existence for some time, much of the technology within the industry has remained stagnant, with the landline and standalone PERS types remaining a majority of sales. Many of the original PERS solutions are still designed today to provide alerts whereby a push of a button simply triggers a call center operator to respond by calling the device user at home. (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”). The communication is conducted with two-way voice communication done through a centralized speaker box and not the actual device itself. Thus, traditional PERS solutions currently on the market offer communication between user and a call center only through a speaker box. This greatly inhibits the users’ freedom and limits their mobility to an area near the speaker box. (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”)

Mobile medical alert devices, such as smart watches, have recently been introduced to the market. They are designed for the younger and more active person with medical issues, and active elderly adults. With the emergence of telehealth and biosensor technology, the market is changing again to an even younger age group with medical issues which require tracking on a regular basis. These new medical alert devices, such as some smart watches, can track blood pressure, heart rate, oxygen saturation and can even sense when a person falls, then these devices are potentially able to reach out to medical personnel on behalf of the user without any interaction from that user. Wearable Health Solutions currently offers a wide range of solutions for users from a simple at home medical alarm to a mobile device that enables users to get help in most areas and is working on adding to its function ability through the use of these other features.

The iHelp MAX™ device will be telehealth-ready, and we plan to have multiple additional devices that can be added on and enabled in remote monitoring, data collection, and threshold settings of essential vital signs, including blood pressure, oxygen levels, temperature, and more, in real-time and with historical data via Bluetooth, NFC, and Wi-Fi technology.

Our Software Platform

Our platform is a cloud-hosted service consisting of methods and automation tasks for accepting data transmission from personal safety and medical devices (“PS/M”) and storing, reformatting, and retransmitting this data to subscribers, monitoring centers, healthcare providers, front-end portal/user interfaces, and API controllers.

The front-end portal interface provides a user-friendly management and monitoring platform for all of the integrations listed below, coupled with PS/M device fulfillment, tracking, controlling, and remote reprogramming, along with portal user administration and role/privilege assignment, internal activity/audit trails, ordering and invoicing, support portal integration, and any other customizations needed based on solution requirements.

Back-end automation and integration with third-party providers and services include:

•	SMS, email, and smartphone messaging app push notifications for PS/M event/activity/location alerts and subscriber communication with PS/M devices (with locale specific SMS numbers where available);
•	Programmatic voice dialing and routing (with locale specific voice numbers where available);
•	Integration with SIM card providers for management (activation, suspension, and usage monitoring) of airtime;
•	Flexible signal relay and reformatting for alarm, activity and health event data to central stations and healthcare providers based on unique communication and transmission protocol, whether via API calls or data transmission to TCP/IP or other types of receivers;
•	Integration with customer CRM for account details and user activity;
•	Integration with billing systems for device/equipment ordering and recurring billing;
•	API endpoints can be exposed for data access and controlling feature-sets in third party environments.

This technology may also be marketed for future commercial applications in the Internet of Things (IoT) or Machine-to-Machine (M2M) devices in the ecosystem of remote patient monitoring. Such commercial applications will provide for additional corporate revenue streams and profits. Management believes significant revenues may be derived from such related industry opportunities.

The Company is taking a further step into the remote patient monitoring and biosensing space. Our commitment as a Telehealth ready company is demonstrated by the engagement of Product Development Corporation (“MIDI”), to produce our Next Generation Platform, that operates on 4G Networks, which will add updates and upgrades to the iHelp MAX™ device and platform. Features, functionalities and tools to be included and currently under development are; adding the capability of collection and routine measurement of a user’s vital signs such as monitoring of blood pressures, oxygen and glucose levels. The additional features contemplated will allow the iHelp MAX™ device to compile health data and transmit it to the cloud for easy storage, access and retrieval. As a result, we will expand our services and offerings to customers in such areas as Remote Patient Monitoring and Medication Reminders for additional fees and revenues.

Remote Patient Monitoring

We will routinely add and embed upgrades and updates to include Remote Patient Monitoring (“RPM”) systems and relays into our iHelp MAX device. RPM technology is estimated to be approximately an $8.5 billion market according to LEX Consulting and is only in the early stages of adoption. We plan on upgrading the iHelp MAX™ to connect other blue tooth enabled devices in order to provide further assistance to our users by compiling and providing health data in an accessible manner. This RPM health data may help our users in obtaining increased support for chronic care management and allowing for early intervention for health care issues.

Medication Reminders

The iHelp MAX™ will eventually embed an update module that will allow users to input prescription medication schedules as a reminder to users for consumption based on a doctor’s recommendations. This system will track users progress in maintaining medication consumption schedules as advised by physicians where necessary prescription intake may be adjusted based on monitored results.

Market Opportunity

The healthcare industry is the largest in the world, with the home healthcare market in developed countries in particular growing rapidly, driven in part by aging baby boomers and a growing shift toward moving some types of healthcare from the hospital and into the home.

These trends make the home healthcare sector an increasingly attractive market for successful companies that offer effective solutions in the PERS industry space. The common use for personal medical alarms is as a safeguard for the aged and persons with certain medical conditions who are unable to reach out for assistance via traditional means such as a telephone call. Medical alarms mitigate the potential harm and expensive hospital stays caused by falls or other accidents where tracking devices, like the iHelp+3G™ with wearable biosensors will monitor users’ conditions.

There has been a boom in the PERS market in recent years due to the growing aging population worldwide. According to the U.S. Census Bureau, the number of people over 65 in the United States is set to jump from approximately 34 million to approximately 65 million in 2025. By 2050, this statistic is projected to reach 86.7 million, with many individuals living at home or in an alternative home-type environment. Worldwide, this number is expected to double from some 550 million currently at age 65 years old to over 1.2 billion seniors by 2025.

Experts in the health care industry expect that many of these seniors will prefer to continue living independently at home for as long as possible. This population is expected to be more technology-savvy as consumers of healthcare services and are very interested in playing an active role in personally managing their health and well-being. They may consider technologies that help them gain access to medical care while remaining independent and outside a hospital environment.

Effective PERS with their emergency alert capabilities, are a key technology solution that may help the vulnerable segment of the population live a more free and active lifestyle while maintaining the security of immediate assistance access as needed. According to industry statistics users of PERS are typically individuals over the age of 75 who are predominantly female and live alone. The buyers of PERS are frequently the end users’ children.

Lifeline Systems, Inc., the founder of the PERS industry in the U.S. approximately 35 years ago, served 250,000 users in the United States and Canada in 1992. Today, Philips Medical Systems' acquisition of Lifeline Medical Alarm has positioned it as the largest provider of traditional PERS systems with over 700,000 monitored accounts, implying that the total market size of users is likely much larger.

source : Lek Consultings

Sales and Marketing

The Company's marketing efforts are focused in three principal areas

i.	Internet sales & marketing,

ii.	Wholesale distribution and

iii.	International markets.

1) Internet Sales & Marketing

The Company markets the MediPendant® through its website at www.MediPendant.com and its iHelp™ mobile medical alarm to dealers at www.ihelpalarm.com. The sales process for medical alarms can be complex which often require several phone calls among the end user or customer's family members before a decision is reached. As a result, the MediPendant® and iHelp™ websites are used mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives or one of our many dealers. The company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the websites, and initiate potential customer sales calls.

2) Wholesale Distribution

The Company currently has several relationships with wholesalers which resell the MediPendant® and the iHelp™ in conjunction with their own monitoring services. The company believes its relationships with its strategic partners is good. The company is currently in discussions with several other wholesale groups interested in distributing our products through their independent channels. With the introduction of the iHelp+ 3G™, iHelp MAX™, Wearable Health Solutions will be marketing its offerings only through Wholesale Distribution Centers in International Markets.

3) International Markets

The Company also distributes its products on a wholesale basis to selected international markets. To date, the company has completed sales in Denmark, Ireland, Bermuda, Brazil, the Caribbean, and the People's Republic of China. Considerable International interest has been received in the company's new iHelp+ 3G™, iHelp MAX™ offerings and as a result distribution was initiated in Canada, and Europe. Expansion initiatives are also under consideration for global distribution.

Manufacturing and Raw Materials

The Company relies on third parties and suppliers to provide product raw materials, components and to build and package the finished goods. Third parties also provide order fulfillment, warehousing, distribution, cloud-hosting and monitoring services. The Company plans to purchase its products in larger production batches thereby increasing production efficiency for the outsourced suppliers, which will reduce costs.

The Company uses contracted third parties to manufacture its products and to monitor our customers. The third-party manufacturers are responsible for receipt and storage of raw material, production and packaging and labeling of finished goods. At present, the Company is dependent upon manufacturers for the production (manufacturing) of all of its products. To the extent the manufacturer should discontinue the relationship with the Company; the Company’s sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

The Company purchases all of the products from T&W, ChinaStar, and Eview., third party suppliers and manufacturers pursuant to purchase orders without any long-term agreements. In the event that the current manufacturers are unable to meet supply or manufacturing requirements at some time in the future, the Company may suffer short-term interruptions of delivery of certain products while it establishes an alternative source. While management believes alternative sources are in most cases available and it plans to have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long-term. The Company also relies on third party carriers for product shipments, including shipments to and from distribution facilities. The Company also relies on third parties to provide the monitoring of the Company’s customers and devices. It is therefore subject to the risks, including employee strikes and inclement weather, associated with the third party’s ability to provide those services to meet the Company’s needs. Failure to deliver products or monitor our customers in a timely and accurate matter would harm the Company’s reputation, business and results of operations.

Patents, Trademarks and Licenses

We may rely on a combination of patent, trademark, copyright, and trade secret laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology, databases, and our brand.

The trademarks currently owned by the Company, and for which it intends to seek federal transaction registration are the marks, Wearable Health Solutions, iHelp+ 3G™, iHelp MAX™ and MediPendant®. The Company may federally register other trademarks in the future as the need arises. The Company intends to patent the processes and designs as the need arises; however, the Company currently does not have any federally registered patents.

Competition

The market for Personal Emergency Response Systems (PERS) is highly fragmented with limited information about competitors available.

The majority of competitors market first generation PERS systems that rely on a centralized base station (Landline or Standalone type PERS) for communication between the user and the monitoring center; however, the market for mobile based PERS systems has been increasing, with the ability of mobile devices to replace the central base station models. The largest market participant is Philips Lifeline, which makes up approximately 32% of all the revenues in the PERS market, which several years ago purchased Lifeline Medical Alarms. The next two largest market participants, based on revenues, according to the QYR research is believed to be ADT and Turnstall which have 3.4% and 3.3% of the revenues in the PERS Market, respectively. (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”). ADT’s product is a modern medical alert bracelet which connects to a monitoring platform. Additionally, there are dozens of smaller organizations marketing PERS devices and monitoring services. The fragmentation of the market means that there are a lot of opportunities to gain market share; however, most of the companies that are in the PERS market are much larger and better funded than we are, which means that they may be able to come out with new products and features faster than we can and better integrate those new features into their existing products and networks than we can.

Mobile Medical Alerts and health monitoring devices, have recently been introduced into the market and are designed for the adult and younger more active individuals with medical issues. This market is currently dominated by companies that are currently in the health and fitness markets as well as the cell phone markets, such as Apple, Samsung, Garmin, and Fitbit.

Mostly all of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of medical and health monitoring, and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to: adapt to changes in customer requirements more quickly; introduce new and more innovative technological products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure to accept customer concerns; take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their services; and adopt more aggressive pricing policies.

Employment Agreements

On May 11, 2020, and effective as of December 21, 2019, the Company entered into an Employment Agreement (“Mittler Agreement”) with its Chief Executive Officer, Chief Financial Officer (now former CFO) and Director, Harrysen Mittler; wherein, Mr. Mittler agreed to serve as an employee of the Company in consideration of $17,000 and 25,000 restricted common shares per month, modified to $20,000 and 200,000 shares per month plus cash a stock bonus, and a monthly auto allowance of $2,000 per month, effective December 22, 2021. His duties as an Employee of the Company will be mainly to provide executive management and corporate finance duties related to the operating and financial reporting for the Company. The term of the contract is for an initial period of three years, and a renewal option for an additional two-year period.

On May 11, 2020, and effective as of December 21, 2019, the Company entered into an Employment Agreement (“Pizzino Agreement”) with its President and Director, Peter Pizzino; wherein, Mr. Pizzino agreed to serve as an employee of the Company in consideration of $17,000 and 25,000 restricted common shares per month, modified to $20,000 and 200,000 shares per month plus cash a stock bonus, and a monthly auto allowance of $2,000 per month, effective December 22, 2021. His duties as an Employee of the Company will be mainly to provide executive management expertise for the Company. The term of the contract is for an initial period of three years, and then there is a renewal option for an additional two-year period as per section 2 of the Pizzino Agreement.

On July 17, 2020, the Company’s wholly owned subsidiary Medical Alarm Concepts, LLC. (“MAC”) entered into an Executive Employment Agreement (“Loria Agreement”) with Jennifer Loria, that was effective as of July 15, 2020. Ms. Loria is employed by MAC as its Chief Operating Officer. The term of the employment is for a period of three (3) years and contains a renewal option for an additional two (2) year period. Ms. Loria’s base salary will be Eleven Thousand Five Dollars ($11,500) per month. In the event that the Company receives financing of at least One Million Five Hundred Thousand Dollars ($1,500,000), Ms. Loria’s base salary will increase by $1,000. As per the Loria Agreement, Ms. Loria, will be awarded 1,000,000 restricted shares of MAC. Jennifer will also be awarded 2,000,000 shares of restricted stock at the one-year anniversary for the first three (3) years of the Loria Agreement for a total of 6,000,000 shares of restricted stock. If MAC is profitable Ms. Loria is also able to earn an additional 75,000 restricted shares per year over the first three (3) years of the Loria Agreement for a total of 225,000 restricted shares total. MAC will also be issued a promissory note in the amount of $65,000, which will reflect debt that was currently outstanding to Ms. Loria as per May 27, 2020.

On October 10, 2020, the Company entered into an Employment Agreement (“Rosenthal Agreement”) with Gail Rosenthal, that was effective as of October 1, 2020. Ms. Rosenthal is employed by WHSI as its Chief Financial Officer. The term of the employment is for a period of two (2) years and contains a renewal option for an additional two (2) year period. Ms. Rosenthal’s base salary will be Thirteen Thousand Dollars ($13,000) per month. As per the Rosenthal Agreement, Ms. Rosenthal will be awarded 25,000 restricted shares of WHSI per month. Gail will also be awarded 1,000,000 shares of restricted stock to be issued in two installments, the first installment at the anniversary of the execution of the Rosenthal Agreement and the second installment when Ms. Rosenthal completes her tenure as CFO. As of May 16, 2022, the Rosenthal Agreement has been terminated.

On August 9, 2021, the Company entered into an agreement with Mr. Anthony Chetta (Chetta Advisory Agreement”) that was effective as of August 15, 2021. Mr. Chetta will serve as our Chief Technical Advisor, where he will provide the customary services as a comparable person in that position. The term of the Chetta Advisory Agreement is for an initial period of three (3) years, with a renewal option for an additional two (2) year period. The Company will pay Mr. Chetta $8,000 per month, and a signing bonus of 1,000,000 shares of restricted common stock and 1,000,000 shares of Company common stock every six (6) months thereafter. The Company will also pay Mr. Chetta a bonus upon completion of the 4G software integration and launch into the market.

On May 16, 2022, the Company entered into an Employment Agreement (“Miceli Agreement”) with Vincent S. Miceli, that was effective as of May 18, 2022. Mr. Miceli is employed by WHSI as its Chief Financial Officer. The term of employment is for a period of three (3) years and contains a renewal option for an additional two (2) year period. Mr. Miceli’s base salary will be Eighteen Thousand Dollars ($18,000) per month. As per the Miceli Agreement, Mr. Miceli, was awarded Five Million (5,000,000) shares of restricted stock upon signing the Miceli Agreement, One Hundred Seventy-Five Thousand (175,000) restricted shares per month, and Seven Million (7,000,000) shares of restricted stock as an annual bonus, per year, thereafter. The Company will also pay for Mr. Miceli’s health insurance.

We plan to have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our employee agreements also require relevant employees to assign to us all rights to any inventions made or conceived during their employment with us. In addition, in the future we will have a policy requiring individuals and entities with which we discuss potential business relationships to sign non-disclosure agreements. Our agreements with clients include confidentiality and non-disclosure provisions.

Regulation

We face extensive government regulation both within and outside the U.S. relating to the development, manufacture, marketing, sale and distribution of our products, software and services. Our operations are subject to numerous federal, state, and local laws and regulations, in areas such as consumer protection, labor and employment, tax, permitting, and other laws and regulations. Most jurisdictions in which we operate have licensing laws directed specifically toward the health monitoring industry. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training, and business conduct. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our monitoring services and may require us to provide most purchasers of our services with three-day or longer rescission rights.

Some local government authorities have adopted or are considering various measures aimed at reducing false alerts. Such measures include requiring permits for individual monitoring systems, revoking such permits following a specified number of false calls, imposing fines on customers or monitoring companies for false notifications, limiting the number of times ambulance or police personnel will respond to alerts at a particular location after a specified number of false alerts, requiring additional verification of an alert notice before the ambulance services or police respond, or providing no response to medical monitoring alerts.

The Company has received all necessary approvals to operate in the jurisdictions it is operating. The Company does not expect the costs and effects of compliance with environmental laws to be a significant issue.

The following sections describe certain significant regulations that we are subject to. These are not the only regulations that our businesses must comply with. For a description of risks related to the regulations that our businesses are subject to, please refer to the section entitled “Risk Factors—Risks Related to Our Businesses.”

Our operations are potentially subject to a complex web of Federal and state regulations that are evolving at a rapid rate. The USDA and FDA may change rules or enforcement proceedings at any time.

Seasonality

We do not expect any seasonality in our business.

Property

Our mailing address is 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. Our main telephone number is (949) 270-7460. The Company currently pays $175 a month for its office space and the term is month to month, with a thirty-day written notice of termination. Our website is www.wearablehealthsolutions.com and our email address is info@wearablehealthsolutions.com.

Employees

Including our Officers and Directors we have 11 full-time employees of our business or operations who are employed at will by Wearable Health Solutions, Inc. We anticipate adding additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating needed staff in large part because of our corporate structure that allows for location and time flexibility.

Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceeding.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company’s common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company’s common stock. If any of the following risks actually occurs, the Company’s business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the price of the Company’s common stock could decline, and one could lose all or part of one’s investment. One should also refer to the other information set forth in this report, including the Company’s consolidated financial statements and the related notes.

Our business and future operations may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the country as a whole. For example, the recent outbreak of COVID-19, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our customers or other business partners. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, our customers, our potential customers, suppliers or other current or potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

The Accompanying Financial Statements Have Been Prepared Assuming the Company Will Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company has generated $1,045,890 in revenues for the year ended June 30, 2022, and has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Our business plan is speculative.

Our planned businesses are speculative and subject to numerous risks and uncertainties. The burden of government regulation on technology, medical, and commodities related industry participants, including manufacturers, distributors, retailers, suppliers and consumers, is uncertain and difficult to quantify. There is no assurance that we will ever earn enough revenue to make a net profit.

There are doubts about our ability to continue as a going concern.

The Company is an early-stage enterprise and has commenced principal operations. The Company had revenues of $1,045,890 and has incurred an operating loss of $13,044,580 for the year ended June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships, or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights. Please see Financial Statements – Note 3. Going Concern for further information.

We have limited existing brand identity and customer loyalty; if we fail to market our brand to promote our products and service offerings, our business could suffer.

We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers. In order to attract customers to our Wearable Health Solutions products, we may be forced to spend substantial funds to create and maintain brand recognition among consumers. We believe that the cost of our sales campaigns could increase substantially in the future. If our branding efforts are not successful, our ability to earn revenues and sustain our operations will be harmed.

In the event we are not successful in reaching our revenue targets, additional funds may be required.

We may not be able to proceed with our business plan for the development and marketing of our core products and services. Should this occur, we may be forced to suspend or cease operations. Management intends to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, raise additional money, and generate sufficient revenues.

Due to shutdown of 3G networks in the United States and because our iHelp MAX™ is not expected to be available until the first quarter of fiscal year 2023, there is a risk that our customers may purchase competitor’s products, instead of our iHelp MAX™ product.

Our current customers that are using the iHelp +3G devices in the United States will no longer be able to use these devices after the 3G networks have been shut down. We are going to attempt to have these customers upgrade to our iHelp MAX™ 4G product as it becomes available. Some of the 3G networks are going to be shut down before our iHelp MAX™ product is ready for distribution and we may lose U.S. customers to competitors’ products because we are not able to transfer them to our newer 4G product before those customers choose to upgrade their devices. As such there is a material risk that we will not be able to retain our United States customers after the 3G networks are shut down and that our current United States customers may chose a competitor’s product.

We have to keep up with rapid technological change to continue offering our client’s competitive products and services or we may lose clients and be unable to compete.

Our future success will depend on our ability to continue delivering to our medical alert and monitoring clients a better experience, with more technologically advanced products, that are easier to use, can be used more remotely and have longer battery lives. In order to do so, we will need to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance of our services. Our failure to adapt to such changes would likely lead to a loss of clients or a substantial reduction in the fees we would be able to charge versus competitors who have more rapidly adopted improved technology. Any loss of clients or reduction of fees would adversely impact our revenue. In addition, the widespread adoption of new health monitoring technologies, Internet technologies or other technological changes could require substantial expenditures by us to modify or adapt our products, services or infrastructure. If we are unable to pass all or part of these costs on to our clients, our margins and, therefore, profitability will be reduced.

We may not be able to compete with other medical alert product and related software developers, almost all of whom have greater resources and experience than we do.

Mostly all of our competitors have significantly greater financial, marketing and other resources, broader product lines outside of medical and health monitoring, and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to: adapt to changes in customer requirements more quickly; introduce new and more innovative technological products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure to accept customer concerns; take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products and services; and adopt more aggressive pricing policies.

Our ability to adapt to industry changes in technology, or market circumstances, may drastically change the business environment in which we operate.

If we are unable to recognize these changes in good time, are late in adjusting our business model, or if circumstances arise such as pricing actions by competitors, then this could have a material adverse effect on our growth ambitions, financial condition and operating results.

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

We rely on the attraction and retention of talented employees.

Attracting and retaining talented employees in sales and marketing, research and development, finance and general management, as well as of specialized technical personnel, is critical to our success and could also result in business interruptions. There can be no assurance that we will be successful in attracting and retaining all the highly qualified employees and key personnel needed in the future.

We may from time to time be subject to warranty and product liability claims with regard to product performance and effects.

We could incur product liability losses as a result of repair and replacement costs in response to customer complaints or in connection with the resolution of contemplated legal proceedings relating to such claims. Successful claims for damages may be made that are in excess of our potential insurance coverage. Our insurance could become more expensive and there is no assurance that insurance will still be available on acceptable terms. In addition to potential losses arising from claims and related legal proceedings, product liability claims could affect our reputation and relationships with key customers. As a result, product liability claims could materially impact our financial condition and operating results.

In order to develop additional revenues and further our current products, we have plans to invest in product(s) that are synergistic with our current products.

Investing in these products’ adaptive technologies or business models may or may not be successful. They may not be timely nor cost-effective, and there is no assurance the desired results will be achieved. We may need to increase our inventory levels, increase our accounts receivables, and be exposed to bad debt and obsolete inventory, and this would negatively impact our operations and balance sheet.

We may not be able to successfully compete against companies with substantially greater resources.

The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

Certain of the Company’s products are dependent on consumer discretionary spending.

Certain of our medical and health products as well at technology platforms may be susceptible to unfavorable changes in economic conditions.  Decreases in consumer discretionary spending could negatively affect the Company's business and result in a decline in sales and financial performance.

We face extensive government regulation both within and outside the U.S. relating to the development, manufacture, marketing, sale and distribution of our products, software and services.

Our operations are subject to numerous federal, state, and local laws and regulations, in areas such as consumer protection, labor and employment, tax, permitting, and other laws and regulations. Most jurisdictions in which we operate have licensing laws directed specifically toward the health monitoring industry. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training, and business conduct. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our monitoring services and may require us to provide most purchasers of our services with three-day or longer rescission rights.

Some local government authorities have adopted or are considering various measures aimed at reducing false alerts. Such measures include requiring permits for individual monitoring systems, revoking such permits following a specified number of false calls, imposing fines on customers or monitoring companies for false notifications, limiting the number of times ambulance or police personnel will respond to alerts at a particular location after a specified number of false alerts, requiring additional verification of an alert notice before the ambulance services or police respond, or providing no response to medical monitoring alerts.

Our business is dependent upon suppliers.

We plan on entering into supply agreements with manufacturers. Nevertheless, we remain dependent upon a limited number of suppliers for our products. Currently we have two manufacturers for our iHelp MAX™ and iHelp+ 3G™ products, if we were to lose either of those manufacturers, we anticipate that it would take us several months to replace them and have a new manufacturer that was capable of producing our products. Although we do not anticipate difficulty in obtaining adequate inventory at competitive prices, we can offer no assurance that such difficulties will not arise. The extent to which supply disruption will affect us remains uncertain. Our inability to obtain sufficient quantities of products at competitive prices would have a material adverse effect on our business, financial condition and results of operations. We also rely on third parties to monitor our devices, currently there are over a dozen companies that are capable of delivering this service to our customers and as such we do not believe that having to switch medical alert monitoring services will have a material adverse effect on our business or financial condition.

We cannot assure that we will earn a profit or that consumers will accept our products.

Our business is speculative and dependent upon acceptance of our products by consumers. Our operating performance will be heavily dependent on whether or not we are able to earn a profit on the sale of our products. We cannot assure that we will be successful or earn enough revenue to make a profit, or that investors will not lose their entire investment.

Inventories maintained by the Company, the manufacturers and its customers may fluctuate from time to time.

The Company relies in part on its dealer and customer relationships and predictions of the manufacturer and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected. These changes may be influenced by changing relationships with the dealers and customers, economic conditions and customer preference for particular products. There can be no assurance that the Company’s manufacturers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build or liquidation will be in accordance with the Company’s predictions or past history.

New online store features could fail to attract new customers, retain existing customers, or generate revenue.

Our business strategy is partially dependent on our ability to develop online store features to attract new customers and retain existing ones. Staffing changes, changes in customer behavior or development of competing networks may cause customers to switch to competing brands or decrease our customer retention through our online store. To date, our online retail platform, is only in its early-stages and it has begun to generate some revenue for the Company. There is no guarantee that individual customers will use these features and as a result, we may fail to generate greater revenue. Additionally, any of the following events may cause decreased use of our online store:

•	Emergence of competing mPERS and competitors online retail stores;

•	Inability to convince potential customers to shop at our online store;

•	A decrease or perceived decrease in the quality of products at our online store(s);

•	An increase in content/products that are irrelevant to our users;

•	Technical issues on certain platforms or in the cross-compatibility of multiple platforms;

•	An increase in the level of advertisements by competitors may lower traffic acquisition rates;

•	A rise in safety or privacy concerns; and

•	An increase in the level of spam or undesired content on the sites.

We have limited or no control over the manufacturing and quality of the products we sell.

We do not directly manufacture any of the products that we sell or we currently plan to sell. Consequently, we have limited or no control over manufacturing practices at the suppliers from whom we procure the products we sell. We put forth considerable efforts to ensure that the products we sell are safe and comply with all applicable regulations. In spite of these efforts, there is a risk that we could inadvertently resell products which fail to comply with applicable regulations or have other quality defects. If this were to occur, we could be forced to conduct a product recall, defend regulatory or civil claims, or take other actions, any of which could have a material adverse effect upon our business.

Increases in the cost of shipping, postage or credit card processing could harm our business.

We ship our products to customers by United States mail and other overnight delivery and surface services. We generally invoice the costs of delivery and parcel shipments directly to customers as separate shipping and handling charges. Any increases in shipping, postal or credit card processing rates could harm our operating results as we may not be able to effectively pass such increases on to our customers. Similarly, strikes or other service interruptions by these shippers could limit our ability to market or deliver our products on a timely basis.

We face an inherent risk of exposure to product liability claims in the event that the products we manufacture or sell allegedly cause personal injury.

We face an inherent risk of exposure to product liability claims in the event that the products we sell allegedly cause personal injury. Although we have not experienced any significant losses due to product liability claims, we may experience such losses in the future. While our suppliers maintain insurance against product liability claims but cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on acceptable terms. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity, could have a material adverse effect upon our business.

Capacity limits on some of our planned technology, monitoring and payment processing systems and network hardware and software may be difficult to project and we may not be able to expand by hiring additional employees and upgrade our systems in a timely manner to meet significant unexpected increased demand.

As the number of possible customers we potentially serve increases and if our customer base grows, the traffic on our planned monitoring and payment processing systems and network hardware and software will rise. In our capacity planning processes, we may be unable to accurately project the rate of increase in the use of our medical monitoring and payment processing systems and network hardware and software. In addition, we may not be able to expand our employee base and upgrade our systems and network hardware and software capabilities to accommodate significant unexpected increased or peak use. If we are unable to appropriately hire more employees, upgrade our systems and network hardware and software in a timely manner, our operations and processes may be temporarily disrupted.

We may be unable to keep pace with changes in the industries that we serve and advancements in technology as our business and market strategy evolves.

As changes in the industries we serve occur or macroeconomic conditions fluctuate we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We will also make investments in existing or new businesses, including investments in technology and expansion of our business plans. These investments may have short-term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, better and more interactive products and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Further, our anticipated proceeds from future offerings increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations.

Our intellectual property rights may not protect our business or provide us with a competitive advantage.

To be successful, we must protect our technology and brand in all jurisdictions through trademarks, trade secrets, patents, copyrights, service marks, invention assignments, contractual restrictions, and other intellectual property rights and confidentiality procedures. Despite our efforts to implement these protections, they may not protect our business or provide us with a competitive advantage for a variety of reasons, including:

•	the failure by us to obtain patents and other intellectual property rights for important innovations or maintain appropriate confidentiality and other protective measures to establish and maintain our trade secrets;
•	uncertainty in, and evolution of, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights;
•	potential invalidation of our intellectual property rights through administrative processes or litigation;
•	any inability by us to detect infringement or other misappropriation of our intellectual property rights by third parties; and
•	other practical, resource, or business limitations on our ability to enforce our rights.

Further, the laws of certain foreign countries, particularly certain developing countries, do not provide the same level of protection of corporate proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how, and records, as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights abroad. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and other intellectual property, including technical data, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, if we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could seriously harm our business.

Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel, and result in counterclaims with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property or are required to incur substantial expenses defending our intellectual property rights, our business, financial condition, and results of operations may be materially adversely affected.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We compete in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. In addition, many of the holders of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights have extensive intellectual property portfolios and greater resources than we do to enforce their rights. As compared to our large competitors, our patent portfolio is currently non-existent, as we are just embarking on the phases of our iHelp MAX™ devices and patents may not provide a material deterrent to such assertions or provide us with a strong basis to counterclaim or negotiate settlements. Further, to the extent assertions are made against us by entities that hold patents but are not operating companies, our future patent portfolio may not provide deterrence because such entities are not concerned with counterclaims. We have currently trademarked or registered our following brands iHelp MAX™, MediPendant®, Wearable Health Solutions, and iHelp+ 3G™.

Any intellectual property litigation to which we become a party may require us to do one or more of the following:

•	cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•	make substantial payments for legal fees, settlement payments, or other costs or damages, including indemnification of third parties;
•	obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or
•	redesign the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Intellectual property litigation is typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. It may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers. As we grow, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

If we use open-source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to legal expenses, damages, or costly remediation or disruption to our business.

We plan to use some open-source software in our products and platform. While we plan to have policies and procedures in place governing the use of open-source software, there is a risk that we incorporate open-source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us. If we receive an allegation that we have violated an open-source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open-source software, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open-source software inconsistent with our planned policies, we could expend significant time and resources to replace the open-source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open-source software can be uncertain, leading to litigation, and many of the licenses applicable to open-source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open-source software inconsistent with our future policies or licensing terms could harm our business and financial position.

Unfavorable conditions in our industry or the global economy, or reductions in cloud spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemic (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on cloud technologies, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our planned operations are international in scope, creating a variety of operational challenges.

A component of our growth strategy involves the expansion of our operations and customer base internationally. We expect that our international activities will grow as we expand our Medical Alarm Concept’s business and as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•	slower than anticipated public cloud adoption by international businesses;
•	changes in a specific countries or region’s political, economic, or legal and regulatory environment, pandemics, tariffs, trade wars, or long-term environmental risks;
•	the need to adapt and localize our platform for specific countries;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	unexpected changes in trade relations, regulations, or laws;
•	new, evolving, and more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Asia;

•	differing and potentially more onerous labor regulations;
•	challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•	laws and business practices favoring local competitors or general market preferences for local vendors;
•	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•	political instability or terrorist activities;
•	COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to import, export, or sell our products and services to existing or new customers in international markets;
•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;
•	burdens of complying with laws and regulations related to taxation; and
•	regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Changes in the economy could have a detrimental impact.

Changes in the general economic climate, both in the United States and internationally, could have a detrimental impact on consumer expenditure and therefore on the Company’s revenue. Recessionary pressures and other economic factors (such as declining incomes, future potential rising interest rates, higher unemployment, and tax increases) may decrease the disposable income that customers have available to spend on products and services like those of the Company and may adversely affect customers’ confidence and willingness to spend. Any of such events or occurrences could have a material adverse effect on the Company’s financial results and your investment.

We have a limited operating history, and we may not succeed.

The Company has a limited operating history and there can be no assurance that the Company’s proposed plan of business can be realized in the manner contemplated and, if it cannot be, investors may lose all or a substantial part of their investment. There is no guarantee that the Company will ever realize any significant operating revenues or that its operations will ever be profitable.

Management’s current estimates and expectations for its prospective business operations that are not historical facts are forward-looking statements that involve risks and uncertainties.

Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is, designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking.

An investor should read this presentation with the understanding that actual future results may be materially different from what the Company expects.

Although such statements are based on the Management’s current estimates and expectations, and currently available competitive, financial, and economic data, forward-looking statements are inherently uncertain. A variety of factors could cause business conditions and results to differ materially from what is contained in any such forward-looking statements. Actual results from the operation of the Company may be different than the returns anticipated by the Management and/or that these returns may not be realized in the timeframe projected by Management, if at all.

You should further consider, among other factors, our prospects for success considering the risks and uncertainties encountered by companies that, like us, are in their early stages.

For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, concerning our new products. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations where investors may lose their entire investment.

The success of the Company depends on management’s abilities.

The Company will be dependent upon the efforts, experience, contacts, and skills of its officers and certain members of the board of directors and officers. The loss of any such individuals could have a material, adverse effect on the Company, and such loss could occur at any time due to death, disability, resignation, or other reasons.

Conflicts of interest may arise between the Board of Directors and the Company.

Potential conflicts may exist between the Directors and the Company. These conflicts are not limited to the following: Our Board members, of which any or all may be involved in similar investments or have interests in similar entities, may raise capital for others, may serve on the board of other companies that may be a conflict of interest to the Company, may hire affiliates, contractors, vendors or suppliers to provide services to the Company on its behalf.

Further, there is a potential for a conflict of interest between BOAPIN.com, the Company, Mr. Mittler and Mr. Pizzino. Mr. Mittler and Mr. Pizzino are significant shareholders in BOAPIN.com and have the ability to effect decisions over the BOAPIN.com’s operations through contractual arrangements and shareholder approvals. As, Mr. Mittler is also our Chief Executive Officer and Director, and Mr. Pizzino is also our President and Director, there is the potential for a conflict of interest between the Company, Mr. Mittler, Mr. Pizzino and BOAPIN.com.

Although dependent upon certain key personnel, the Company does not have any key person life insurance policies on any such people.

The Company is dependent upon management to conduct its operations and execute its business plan; however, the Company has not purchased any insurance policies for those individuals in the event of their death or disability. Therefore, should any of these key personnel, management, or founders die or become disabled, the Company will not receive any compensation that would assist with such a person’s absence. The loss of such a person could negatively affect the Company and its operations.

The Company has incurred and will likely incur additional debt.

The Company has incurred debt and will likely further incur debt (including secured debt) in the future with the continuing operations of its business. Complying with obligations under such indebtedness may have a material adverse effect on the Company and your investment.

The success of our new products and services is uncertain.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product enhancements and medical alert products. We cannot assure you that we will achieve market acceptance for all our products, or of new products that we may offer in the future.

Moreover, these new products may be subject to significant competition with offerings by new and existing competitors. Also, new products and enhancements may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products or enhancements could seriously harm our business, financial condition, and results of operations.

Consequently, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products.

We anticipate that fluctuations in operating results will continue in the future. The Company's operating results may vary. We may continue to incur net losses. The Company expects to experience variability in its revenues and net profit. While we fully intend to implement our business plan, we may experience net losses. Factors expected to contribute to this variability include, among other things:

•	The general economy
•	The regulatory environment affecting our products.
•	Consumer demand
•	Transportation costs
•	Competition in products

The Company’s expenses could increase without a corresponding increase in revenues.

The Company’s operating and other expenses could increase without a corresponding increase in revenues, which could have a material adverse effect on the Company’s financial results and your investment. Factors which could increase operating and other expenses include, but are not limited to (1) increases in the rate of inflation, (2) increases in taxes and other statutory charges, (3) changes in laws, regulations or government policies which increase the costs of compliance with such laws, regulations or policies, (4) significant increases in insurance premiums, (5) increases in borrowing costs, and (6) unexpected increases in costs of supplies, goods, materials, construction, equipment or distribution.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our services, and products by consumers. Although we believe that our services and products are gaining increasing consumer acceptance, we cannot predict that this trend will continue in the future.

The Company’s computers, website, or information system breakdown could affect the Company’s business.

The Company’s computers, website, and/or information system breakdowns, as well as cybersecurity attacks, could impair the Company’s ability to service its customers leading to reduced revenue from sales and/or reputational damage, which could have a material adverse effect on the Company’s financial results as well as your investment.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results concerning revenues, net income, or any other measure to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to sell our services and products to new customers. Our future operating results will depend upon many other factors, including:

•	The level of product and price competition,
•	Our success in expanding our distribution network and managing our growth,
•	Our ability to develop and market product enhancements and new products,
•	The timing of product enhancements, activities of and acquisitions by competitors,
•	The ability to hire additional qualified employees, and
•	The timing of such hiring and our ability to control costs.

Going concern risk

The Company is an early-stage enterprise and has commenced principal operations. The Company had revenues of $1,045,890 and has an accumulated deficit of $39,423,382 as of June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships, or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights. Please see Financial Statements – Note 3. Going Concern for further information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Property

Our mailing address is 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. Our main telephone number is (949) 270-7460. The Company currently pays $175 a month for its office space and the term is month to month, with a thirty-day written notice of termination. Our website is www.wearablehealthsolutions.com and our email address is info@wearablehealthsolutions.com.

The Company’s subsidiary maintains a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The 3 year lease at $1,100 per month expired on September 30, 2021, and was renewed for 12 months at $1,300 per month beginning October 1, 2021 and expiring on September 30, 2022. The subsidiary is currently in a month-to-month arrangement with this office warehouse. Expenditures for the years ending June 30, 2022 and 2021 are as follows:

	2022	2021
Rent expense	$15,700	$15,325

We do not own any real property or significant assets. Management believes that this office space will meet our needs for the next 12 months.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

1)

Wearable Health Solutions, Inc. v. Barry Honig, GRQ Consultants Inc., Benza Pharma LLC and John Does 1-10, Supreme Court of the State of New York County of New York, July 22, 2021. Company is disputing the validity of Notes from 3/2016 and seeking damages, reparations, and related costs.

2)

GRQ Consultants, Inc. v. Wearable Health Solutions, Inc., Supreme Court of the State of New York, County of New York, August 26, 2021, Parties are seeking summary judgment of $50,000 plus accrued interest in response to lawsuit by Company regarding $50,000 loan from 11/2016.

3)	Benza Pharma LLC, Sandor Capital, LP, and John Lema v. Wearable Health Solutions, Inc., District Court, Clark County, Nevada, Parties are seeking summary judgment of $3,000,000plus accrued interest in regards to convertible notes payable from March, 2016.

4)	Medical Alarm Concepts LLC v. MCA Cure, LLC, Superior Court of New Jersey, Law Division, Morris County. Company is seeking return of payments for non-performance plus attorney fees and court costs. A settlement was reached between the parties whereby MCA Cure will pay an initial $10,000 and $6,500 each month until debt is satisfied in 2023 (See Note 11).

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The shares of our common stock are not currently listed for sale on any exchange, although we do plan to attempt to have our shares quoted for sale or the OTC Bulletin Board. However, there can be no assurance that we will be successful in having our shares quoted or traded on any public market.

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTC Markets, based on our fiscal year end June 30. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High $	Low $
2022	First Quarter	.0249	0.0069
	Second Quarter	.016	.0101
	Third Quarter	.0409	.0068
	Fourth Quarter	.032	.012

2021	First Quarter	.01	.004
	Second Quarter	.013	.0055
	Third Quarter	.1	.0058
	Fourth Quarter	.09	.008

2020	First Quarter	.0395	.0092
	Second Quarter	.025	.0056
	Third Quarter	.0165	.005
	Fourth Quarter	.097	.005

There were approximately 126 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

Our transfer agent is EQ Shareowner Services, whose address is 1110 Centre Point Curve, Suite 101, Mendota Heights MN 55120, telephone number is (800) 401-1957, and website is equiniti.com/us/.

The transfer agent is registered under the Exchange Act and operates under the regulatory authority of the SEC and FINRA.

Record Holders

As of June 30, 2022, there were 1,493,142,608 shares of the registrant’s $0.0001 par value common stock issued and outstanding and were owned by approximately 126 holders of record and 580,094,228 shares in the public float.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size, and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 3,000,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”), and no shares of preferred stock.

Equity Compensation Plans

The Company does not have any Equity Compensation Plans, at this time.

Stock Options

We have not issued and do not have outstanding any options to purchase shares of our Common Stock. We do not have any stock option plans.

Share Purchase Warrants

We have not issued and do not have outstanding any share purchase warrants to purchase shares of our Common Stock.

Recent Sales of Unregistered Securities

During the year ended June 30, 2022, the Company

•	issued a total of 409,650,000 shares of common stock for a total value of $6,556,845 or $0.016 per share,
•	issued 66,418,431 for $260,000 in debt, $9,954 in interest, and $9,000 in fees, valued at $677,707, which represents the fair value of shares issued,
•	issued 10,000,000 shares of common stock for services, valued at $48,300 or $0.0161 per share,
•	sold 360,000,000 shares of common stock to unaffiliated individuals and groups at $0.01 under the Reg A filing,
•	accrued 7,262,500 shares of common stock for officer’s compensation and bonuses, valued at $104,126 or $0.0143 shares, and
•	accrued 6,840,000 shares of common stock for employee compensation and bonuses, valued at $88,551 or $0.0129 shares.

All shares were recorded at the stock price of the date of agreement or grant.

Repurchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the year ended June 30, 2022, compared to the year ended June 30, 2021

Working Capital	June 30, 2022 $	June 30, 2021 $
Cash	70,505	847,430
Current Assets	297,409	907,806
Current Liabilities	2,431,287	4,258,106
Working Capital (Deficit)	(2,133,878)	(3,350,300)

Cash Flows	June 30, 2022 $	June 30, 2021 $
Cash Flows used in Operating Activities	(3,107,177)	(1,173,370)
Cash Flows provided by Financing Activities	2,380,252	2,020,800
Net (Decrease) increase in Cash During Period	(776,925)	847,430

Operating Revenues

The Company had revenues of $1,045,890 and $1,394,149 for the years ended June 30, 2022 and 2021, respectively.

Cost of Revenues

The Company’s cost of revenues for the years ended June 30, 2022 and 2021 was $568,409 and $869,450, respectively.

Gross Profit

The Company’s gross profit for the years ended June 30, 2022 and 2021 was $477,481, and $524,699, respectively.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the year ended June 30, 2022, general and administrative expenses were $13,522,061 compared to $3,686,379 for the year ended 2021. The primary expenses for 2022 were salaries and wages totaling $11,375,405; the primary expenses for 2021 were salaries and wages and professional services totaling $2,452,018.

Other Income (Expense)

The Company had other income (expense) for the years ended June 30, 2022 and 2021 of $(4,575) and $(151,326), respectively. Other income (expense) consisted primarily of a loss in fair value of derivative instrument of $213,053 and $11,003, gain on settlement of accounts payable of $156,616 and $-0-, and interest expense of $80,283 and $221,323, respectively.

Net loss

The net loss for the year ended June 30, 2022, was $13,049,155 compared to $3,316,006 for the year ended June 30, 2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2022, the Company had total current assets of $297,409 compared to $907,806 at June 30, 2021. Current assets consisted primarily of cash and prepaid inventory in 2022, and in 2021. At June 30, 2022, the Company had total current liabilities of $2,431,287 compared to $4,258,106 at June 30, 2021. Current liabilities consisted primarily of accounts payable, accrued liabilities, notes payable, and convertible notes payable with derivative liabilities. The decrease in our current liabilities was primarily attributed to the decrease in accounts payable and notes payable.

We had negative working capital of $2,133,878 as of June 30, 2022.

Cash flow from Operating Activities

During the year ended June 30, 2022, cash used in operating activities was $(3,107,177) compared to $(1,173,370) for the year ended June 30, 2021. The increase in the amounts of cash used in operating activities was primarily due to increased operating expenses and the paydown of accounts payable in 2022 as compared to 2021.

Cash flow from Financing Activities

For the year ended June 30, 2022, cash provided by financing activity was $2,380,252 compared to $2,020,800 provided during the year ended June 30, 2021.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons, we have included in our audited financial statements that there is substantial doubt that we will be able to continue as a going concern without further financing.

The Company is a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a Shareholders’ Deficit at June 30, 2022, of $2,092,227 as its liabilities exceeded its assets. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Wearable Health Solutions provides mobile health (mHealth) products and services to approximately 200 dealers and distributors throughout the globe (mostly Canada, United States and New Zealand). As a provider of personal emergency response devices in the rapidly growing medical alarm device and eHealth sector, we provide innovative wearable healthcare products, tracking services, and turn-key solutions that enable our users to be proactive with their health, as well as safe and protected. According to the QYResearch report on Global PERS devices, MediPendant was the 17th largest global PERS company based on revenues in 2022 (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”). Our products and services are always state-of-the-art and cost effective. Through our culture, our drive, and the expertise of each individual employee, we are uniquely positioned to build shareholder value by setting the highest standards in service, reliability, and safety in our rapidly growing industry.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of June 30, 2022, the Company has a net loss of $13,049,155, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the year ended June 30, 2022, Company has net cash used in operating activities of $3,107,177 as well as stock compensation non-cash expenses of $10,044,522 and a net loss of $13,049,155. The Company raised $2,380,252 from financing activities in the year ended June 30, 2022, which resulted in a negative working capital of $2,133,878 as of June 30, 2022. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our business plan of selling the iHelp MAX®.

Since inception, we have financed our cash flow requirements through issuance of common stock and loans from third parties. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we will need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our minimal operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our products, business model and website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from shareholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our planned products to market.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, our company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical- or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. For hardware sales, the Company recognizes revenues at a point in time when the product is shipped. Customers are billed on Net 30 terms. For service revenue, the Company recognizes revenues over the term of the service contract and when the services are rendered. For customers who pay several months at a time, the Company records revenues for the month’s services and the balance of funds to deferred revenues, and records the balance of revenues as they become current.

Share-based Compensation

Our company follows the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Equity instruments issued to non-employees for goods or services are accounted for at either the fair market value of the goods and services rendered or on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50-30.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As our company has a loss for the years ended June 30, 2022, and 2021 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

Income Taxes

Our company accounts for income taxes pursuant to ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Our company maintains a valuation allowance with respect to deferred tax assets. Our company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current year. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward year under the Federal tax laws. Changes in circumstances, such as our company generating taxable income, could cause a change in judgment about the realization of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of June 30, 2022, and 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended June 30, 2022, and 2021, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended June 30, 2022, and 2021, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data

Wearable Health Solutions, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Wearable Health Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wearable Health Solutions, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2022, and the consolidated related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a working capital deficit and shareholders' deficit of $2,133,878 and $2,092,227, respectively, as of June 30, 2022. The Company has net losses of $13,049,155 and net cash used in operations of $3,107,177, for the year ended June 30, 2022, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2021.

Margate, Florida

October 13, 2022

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

As at June 30, 2022 and 2021

	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$70,505	$847,430
Accounts receivable, net	–	25,694
Due from related parties (See Footnote 9)	155,800	–
Accounts receivable, other	2,000	2,000
Inventory	7,064	–
Prepaid Inventory	62,040	22,682
Prepaid expenses	–	10,000
Total Current Assets	297,409	907,806

Property, Plant and Equipment
Dealer Portal (net of $8,349 and $0 depreciation, as of June 30, 2022 and June 30, 2021)	41,651	–
Total Property, Plant and Equipment	41,651	–

Total Assets	$339,060	$907,806

LIABILITIES and SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES (Note 10)

Current liabilities
Accounts payable	$57,940	$331,876
Accrued expenses and other current liabilities	374,278	296,920
Accrued expenses - related party	213,840	579,673
Deferred revenue	80,880	108,298
Line of credit	397,500	397,500
Derivative liability	–	281,845
Notes payable	413,099	853,244
Note payable - other	50,000	50,000
Note payable - related party	170,000	425,000
Convertible notes - Leonite	–	260,000
Convertible notes - other	673,750	673,750
Total current liabilities	2,431,287	4,258,106
TOTAL LIABILITIES	2,431,287	4,258,106

SHAREHOLDERS’ DEFICIT
Preferred stock
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of June 30, 2022 and 2021, respectively	$1	$1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of June 30, 2022 and 2021, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 6,838,889 shares issued and outstanding as of June 30, 2022 and 2021, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of June 30, 2022 and 2021, respectively	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 shares authorized, 4,000,000 and 1,900,000 shares issued and outstanding as of June 30, 2022 and 2021, respectively	400	190
Series E Preferred Stock to be issued (-0- and 100,000 shares as of June 30, 2022 and 2021, respectively)	–	57,000
Common stock
Common Stock: $0.0001 par value; 3,000,000,000 shares authorized, 1,493,142,608 and 647,074,177 shares issued and outstanding as of June 30, 2022 and 2021, respectively	149,314	64,708
Common stock to be issued (35,602,500 and 20,050,000 shares as of June 30, 2022 and 2021, respectively)	407,677	169,005
Additional paid in capital	36,773,035	22,732,295
Accumulated deficit	(39,423,382)	(26,374,227)
Total Shareholders’ Deficit	(2,092,227)	(3,350,300)
Total Liabilities and Shareholders’ Deficit	$339,060	$907,806

The footnotes are an integral part of these consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the years ended June 30, 2022 and 2021

	2022	2021
Revenue	$1,045,890	$1,394,149

Cost of sales	(568,409)	(869,450)
Gross profit	477,481	524,699

Operating expenses
Selling expense	372,553	104,288
Consulting and professional fees	861,301	245,786
Gain/loss on debt settlement	–	(14,843)
Insurance	87,576	50,683
Rent	16,605	15,325
Salaries and wages (including stock compensation expense)	11,375,405	2,425,018
Software expense	–	144,600
Depreciation	8,349	–
Research and development expense	390,828	–
General and administrative	409,444	715,522
Total Operating expenses	13,522,061	3,686,379

Loss from operations	(13,044,580)	(3,161,680)

Other Income / (expense), net
Other income	36,000	–
Gain on debt extinguishment	96,145	–
Change in fair value of derivative instrument	(213,053)	(11,003)
Gain on debt forgiveness	–	81,000
Gain on settlement of accounts payable	156,616	–
Interest expense	(80,283)	(221,323)
Total other (expense), net	(4,575)	(151,326)
Net loss before taxes	(13,049,155)	(3,313,006)
Income tax	–	–
Net loss	$(13,049,155)	$(3,313,006)

Net loss per common share - Basic and Diluted	$(0.01202)	$(0.00629)

Weighted average common shares outstanding - Basic & Diluted	1,086,059,256	526,577,492

The footnotes are an integral part of these consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

June 30, 2022 and 2021

	Series A		Series B		Series C		Series C to be issued		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2020	688	$1	9,938	$1	138,886	$14	6,700,003	$375,200	425,000	$43	4,000,000	$400

Loss for the period	–	–	–	–	–	–	–	–	–	–	–	–
3a10 Stock Issuance	–	–	–	–	–	–	–	–	–	–	–	–
Cancellation of 3a10 agreement	–	–	–	–	–	–	–	–	–	–	–	–
Issuance of Series C Preferred shares	–	–	–	–	6,700,003	670	(6,700,000)	(375,200)	–	–	–	–
Return of Preferred Stock	–	–	–	–	–	–	–	–	–	–	(4,000,000)	(400)
Preferred stock issued/officer comp	–	–	–	–	–	–	–	–	–	–	1,900,000	190
Common stock issued/officer comp	–	–	–	–	–	–	–	–	–	–	–	–
Stock for services	–	–	–	–	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–	–	–	–	–

As at June 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–	425,000	$43	1,900,000	$190

Loss for the period	–	–	–	–	–	–	–	–	–	–	–	–
Common stock issued for debt conversions	–	–	–	–	–	–	–	–	–	–	–	–
Issuance of shares for cash	–	–	–	–	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–	–	–	–	–
Preferred stock issued/officer compensation	–	–	–	–	–	–	–	–	–	–	2,100,000	210
Stock for services	–	–	–	–	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–	–	–	–	–
Subscriptions receivable	–	–	–	–	–	–	–	–	–	–	–	–

As at June 30, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–	425,000	$43	4,000,000	$400

	Series E to be issued		Common Stock		Common Stock to be issued		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Profit/Deficit	Total

As at June 30, 2020 (Unaudited)	1,000,000	$650,000	297,399,177	$29,740	10,350,000	$71,415	$18,578,122	$(23,061,221)	$(3,356,285)

Loss for the period	–	–	–	–	–	–	–	(3,313,006)	(3,313,006)
3a10 stock issuance	–	–	48,989,000	4,899	–	–	–	–	4,899
Cancellation of 3a10 agreement	–	–	(48,989,000)	(4,899)	–	–	–	–	(4,899)
Issuance of Series C Preferred shares	–	–	–	–	–	–	374,530	–	–
Return of preferred stock	–	–	–	–	–	–	–	–	(400)
Preferred stock issued/officer comp	(900,000)	(593,000)	–	–	–	–	1,162,810	–	570,000
Common stock issued/officer comp	–	–	201,275,000	20,128	(300,000)	(2,410)	1,129,373	–	1,147,090
Stock for services	–	–	3,000,000	300	–	–	48,000	–	48,300
Shares sold for cash	–	–	145,400,000	14,540	10,000,000	100,000	1,439,460	–	1,554,000

As at June 30, 2021	100,000	$57,000	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,300)

Loss for the period	–	–	–	–	–	–	–	(13,049,155)	(13,049,155)
Common stock issued for debt conversions	–	–	66,418,431	6,641	–	–	671,066	–	677,707
Issuance of shares for cash	–	–	350,000,000	35,000	(10,050,000)	(100,005)	3,465,004	–	3,399,999
Common stock for compensation	–	–	409,650,000	40,965	7,262,500	88,551	6,515,880	–	6,645,396
Common stock for officer compensation	–	–	–	–	6,840,000	104,126	–	–	104,126
Preferred stock issued/officer compensation	(100,000)	(57,000)	–	–	–	–	3,056,790	–	3,000,000
Stock for services	–	–	20,000,000	2,000	(10,000,000)	(69,000)	362,000	–	295,000
Shares sold for cash	–	–	–	–	21,500,000	215,000	–	–	215,000
Subscriptions receivable	–	–	–	–	–	–	(30,000)	–	(30,000)

As at June 30, 2022	–	$–	1,493,142,608	$149,314	35,602,500	$407,677	$36,773,035	$(39,423,382)	$(2,092,227)

The footnotes are an integral part of these consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Cash Flows

For the years ended June 30, 2022 and 2021

	2022	2021
Cash flow from operating activities
Net loss	$(13,049,155)	$(3,313,006)
Adjustment for non-cash charges and other items:
Depreciation	8,349	–
Default penalty on debt	–	110,000
Common stock issued for services	–	48,300
Stock compensation expense	10,044,522	1,816,702
Change in fair value of derivative instrument	213,053	11,003
Amortization of debt discount and original issue discount	–	4,167
Gain on settlement of accounts payable	(156,616)	–
Gain on debt extinguishment	(96,145)	(81,000)
Total adjustments	(3,035,992)	(1,403,834)
Changes in working capital
Decrease / (increase) in accounts receivables	$25,694	$12,596
Decrease / (increase) in inventory	(7,064)	–
Decrease / (increase) in prepaid inventory	(39,358)	85,129
Decrease / (increase) in prepaid expenses	10,000	(10,000)
Decrease / (increase) in other assets	–	(2,000)
(Decrease) / increase in trade and other payables	(117,320)	105,356
(Decrease) / increase in accrued expenses	84,281	103,192
(Decrease) / increase in deferred revenue	(27,418)	(63,809)
Total changes in working capital	(71,185)	230,464
Cash flow used in operating activities	$(3,107,177)	$(1,173,370)

Cash flow used in investing activities
Purchase of property, plant & equipment	(50,000)	–
Cash flow used in investing activities	(50,000)	–

Cash flow provided by financing activities
Proceeds from issuance of stock (net of subscriptions receivable)	3,584,399	1,454,000
Payments to related parties	(509,002)	–
Proceeds from notes payable	25,000	615,000
Repayments of note payable	(720,145)	(48,200)
Cash flow from financing activities	2,380,252	2,020,800
Increase/(decrease) in cash and cash equivalents	(776,925)	847,430
Cash and cash equivalents at beginning of the year	847,430	–
Cash and cash equivalents at end of the year	$70,505	$847,430

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–

The footnotes are an integral part of these consolidated financial statements.

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

The Company provides mobile health (mHealth) products and services to be used by customers in case of an emergency. As a provider of personal emergency devices, the Company provides innovative wearable healthcare products, tracking services, and turn-key solutions that enable our users to be proactive with their health, as well as safe and protected.

The Company’s flagship products are the iHelp devices, the 3G and the next generation iHelp MAX™ – personal emergency alarm that are used to summon help in the event of an emergency at home.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of management’s estimates requires the exercise of judgment. The Company’s management evaluates these significant estimates and assumptions including those related to the fair value of acquired assets and liabilities, stock-based compensation, income taxes, allowance for doubtful accounts, long-lived assets, and inventories, and other matters that affect the consolidated financial statements and disclosures. Actual results could differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiary: Medical Alarm Concepts, LLC. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $-0- and $25,694 in accounts receivables net of allowances of $-0- and $23,705 at June 30, 2022 and 2021, respectively.

Software Development for Internal Use – The Company accounts for software development costs in accordance with applicable guidelines. Software development costs include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Software development costs also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in software development expense until the point that technological feasibility is reached. Once technological feasibility is reached, such costs are capitalized and depreciated over the useful estimated lives of the software. For software modifications or developments, the Company expenses the costs.

Concentration of Credit Risk – Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

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

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical- or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. For hardware sales, the Company recognizes revenues at a point in time when the product is shipped. Customers are billed on Net 30 terms. For service revenue, the Company recognizes revenues over the term of the service contract and when the services are rendered. For customers who pay several months at a time, the Company records revenues for the month’s services and the balance of funds to deferred revenues, and records the balance of revenues as they become current.

REVENUES	2022	2021
Hardware revenue	$134,045	$399,602
Service revenue	911,845	994,547
TOTAL REVENUES	$1,045,890	$1,394,149

Deferred revenue activity for the years ended June 30, 2022 and 2021 was as follows:

DEFERRED REVENUE	2022	2021
Balance at beginning of period	$108,298	$127,107
Deferred revenue recognized upon shipments to customers	229,127	285,285
Revenues recognized to end customers	(256,545)	(304,094)
Balance at end of period	$80,880	$108,298

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

The Federal and state income tax returns of the Company for 2022, 2021, and 2020 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. The Company incurred research and development costs of $390,828 and $-0- during the fiscal years ended June 30, 2022 and 2021, respectively.

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

	Basis of conversion	Dilution	2022	2021
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,376	1,376
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	6,838,889 shares outstanding	1 share C: 10 shares	68,388,890	68,388,890
Series D Convertible	425,000 shares outstanding	1 share D: 10 shares	4,250,000	4,250,000
Series E Convertible	4,000,000 and 1,900,000 shares outstanding in 2022 and 2021, respectively	1 share E: 100 shares	400,000,000	190,000,000
Shares to be issued	-0- and 100,000 Series E shares to be issued in 2022 and 2021, respectively	1 share E: 100 shares	–	10,000,000
	-0- and 20,050,000 shares of common stock to be issued in 2022 and 2021, respectively		–	20,050,000
			472,660,142	292,710,142

Because the Company incurred losses for the past two years, the basic and diluted share bases will be presented as the same. For the years ended June 30, 2022 and 2021, the Company incurred losses of ($0.01202) and ($0.00629) per basic share and diluted share, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) published the new standard for leasing accounting according to US GAAP (ASU 2016-02 “Leases”; ASC Topic 842). Depending on the company, the new standard is to be applied for the first time for the financial years beginning after December 15, 2018 or after December 15, 2019. According to ASC Topic 842, the lessee has to record a right of use and a leasing liability in his financial statements at the beginning of the transfer of use. The Company adopted the new lease standard during the first quarter of fiscal year 2020. The Company has no leases which meet the criteria.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. The Company does not expect the adoption of this standard have a material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from shareholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Note 3 – Going Concern

The accompanying consolidated financial statements for the years ended June 30, 2022 and 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2022, the Company has incurred losses for the last two years, and has an accumulated deficit of $(39,423,382) and ($26,374,227) as of June 30, 2022 and 2021, respectively.

During the year ended June 30, 2022, Company has net cash used in operating activities of $3,107,177 as well as stock compensation non-cash expenses of $10,044,522 and a net loss of $13,049,155. The Company had net cash flow of $2,380,252 from financing activities in the year ended June 30, 2022, which resulted in a negative working capital of $2,133,878 as of June 30, 2022. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

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

Note 4 – Inventory, Prepaid Inventory and Prepaid Expenses

The Company maintains some inventories in house and purchases some of its inventory overseas. Inventories, except for stock in transit are stated at the lower of cost and net realizable value. Stock in transit is valued at cost comprising invoice value plus other charges thereon. Net realizable is the estimated selling price in ordinary course of business less estimated costs of completion and selling expenses. The quantity of inventory may vary from time to time depending on the delivery schedule of overseas shipments. Inventory and prepaid inventory are valued at lower of cost or net realizable value, comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling expenses. Prepaid expenses are valued at cost.

F-13

	2022	2021
Inventory	$7,064	$–

	2022	2021
Prepaid inventory	$62,040	$22,682

	2022	2021
Prepaid expenses	$–	$10,000

Note 5 – Property, Plant, and Equipment and Boapin

The Company has $20,000 in furnishings, $19,689 in office computers and equipment, and capitalized software development costs of $45,900 which are fully depreciated. On August 30, 2021, the Company purchased its dealer portal for $50,000 for internal use, amortized over 60 months.

As of June 30, 2022 and June 30, 2021, the Company recorded $41,651 and $-0- in net Property, Plant, and Equipment, respectively:

	2022	2021
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer portal	50,000	–
Property, plant, and equipment	135,589	85,589
Less accumulated depreciation	(93,938)	(85,589)
Net property, plant, and equipment	$41,651	$–

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $57,940 and $331,876 directly related to operating costs, including credit cards used in operations, as of June 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities are expenses that have been incurred but not yet paid and primarily include legal fees, audit fees, and other professional fees, as well as interest accrued in connection with credit lines and notes payable. The Company recorded $374,278 and $296,920 in accrued expenses and other current liabilities as of June 30, 2022 and 2021, respectively.

3a10 agreement

On August 17, 2020, the Company entered into a settlement agreement and stipulation (“Settlement Agreement”) with Trillium Partners LP (“Trillium”) in connection with the settlement of $310,494 of bona fide obligations the Company owed to certain of its creditors. The Settlement Agreement was subject to a fairness hearing, and on September 15, 2020, a Federal court in the District of Maryland held a fairness hearing and granted approval of the Settlement Agreement. In October 2020, the Company issued 48,989,000 shares of common stock to Trillium Partners LP to facilitate the 3a10 agreement.

In October 2020, the Company issued 48,989,000 shares of WHSI common stock, to be valued at 60% of the lowest bid price for the common stock on the date of the stock issuance. Subsequently, in April 2021, the agreement was voided for non-participation, and all 48,989,000 shares were returned to treasury.

Note 7 – Notes Payable and Notes Payable - Other

Notes payable consists of line of credit, notes payable incurred by our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, and short-term bridge loans, as follows:

Short term bridge loan - COHEN

On July 31, 2020, the Company secured a $500,000 short term bridge loan from an unaffiliated individual (“COHEN”), 12% interest, due and payable October 20, 2020. The loan is currently in default and continues to accrue interest at 12%.

At June 30, 2021, the Company had recorded short term note payable of $500,000, expensed $55,027 in interest and accrued the same in interest liability for the year ended June 30, 2021.

On August 19, 2021, the Company repaid $300,000 of principal. In November 2021, the Company repaid an additional $100,000 in principal.

At June 30, 2022, the Company recorded a short term note payable of $100,000 and expensed $21,649 in interest. The accrued interest payable at June 30, 2022 was $76,677. These notes are included in the Notes payable total on the Company’s balance sheet.

Note payable – stock purchases under Reg A

In March 2021 and June 2021, the Company accepted payments of $115,000 for stock purchases under the Reg A filing from two unaffiliated investors, pending blue sky registrations in two states. The notes mature in one year and bear interest at 5%. The full amount of the note plus interest is convertible at the Reg A fixed price of $0.01, when possible.

At June 30, 2022 and 2021, the Company has recorded $115,000 and $115,000 in notes payable for stock purchases under Reg A, accrued interest of $1,539 and expensed $1,539 in interest, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

Note Payable – Other

In November 2016, the Company secured a $50,000 loan from a party related to a former CEO of the company, the note bearing 4% interest, maturing after a successful money raise of $1,000,000 through the acquisition of convertible notes payable (See BENZA, D2CF). The $1,000,000 fundraising was never completed, and the Company has been accruing interest on the original principal amount at 4% since inception. The Company has filed suit for damages resulting from the party, and the party has filed a countersuit. There has been no resolution to this situation, and we continue to accrue interest at the face amount.

As of June 30, 2022 and 2021, the Company expensed $2,000 and $2,000 in interest fees and has accrued $11,283 and $9,283 in interest payable, respectively.

Convertible note payable – BENZA, D2CF

On March 1, 2016 and March 3, 2016, the Company closed a private placement of debt and received an aggregate of $612,500 by issuing $13,750 (“B2CF”) and $660,000 (“BENZA”) unsecured convertible notes (“convertible notes”) and warrants to two investors, net of original issue discount of $61,250 per the subscription agreements, maturity at March 1, 2017 and March 3, 2017, respectively, bearing 0% interest and 18% default interest. The notes are currently in default, and all outstanding warrants have expired.

The Company is currently in negotiations to settle the $660,000 BENZA loan with principles in the company, although there has been no settlement to date.

As of June 30, 2022 and 2021, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

Convertible note payable: Leonite Capital, LLC:

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

Balance at June 30, 2021	$260,000
Accrued interest	9,954
Leonite Convertible Note converted	(269,954)
Total	–
Less: debt discount	–
Balance at June 30, 2022	$–

The resulting derivative valuation is calculated as follows:

Derivative as of June 30, 2021	$281,845
Change in fair value	213,053
494,898
Write off due to conversions	(398,753)
96,145
Gain on extinguishment	(96,145)
Derivative as of June 30, 2022	$–

Significant assumptions used in calculating fair value of conversion feature of Leonite convertible Note as of June 30, 2022 are as follows.

Expected Dividends	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise (Conversion) price	Common stock price per share
0.00%	269.75%	0.0007%	1.9288	$0.00550	$0.010

As of June 30, 2022 and June 30, 2021, the Company has recorded $-0- and $260,000 in Convertible Note: Leonite, respectively.

Credit line – MediPendant New York Inc.

On September 30, 2014, the subsidiary received a line of credit with Medi Pendant New York, Inc. (“MNY). Under the original terms of the line of credit agreement, the Company was able to borrow up to $500,000 with the rate of interest of 6.5% per annum. The maturity date of the line of credit was September 30, 2017 with a one-year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with the same interest rate and due date, in consideration of the Company’s issuance of 200,000 shares of common stock to one of the owners of MNY, which was memorialized on October 19, 2015. Interest accrued of $25,653 and $8,436 were accrued as of June 30, 2016 and 2015, respectively. As of June 30, 2022 and 2021, the balance due on the line of credit was of $397,500 and $397,500, respectively.

Notes Payable - subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 16.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	2022	2021
Wells Fargo Loan	$8,770	$12,454
On Deck Loan	139,569	139,569
Susquehanna Salt Loan	10,500	52,500
Prosper Loans	9,994	17,771
MARCUS Loan	5,410	15,950
Notes payable - subsidiary	174,243	238,244
Loans – See Stock purchases under Reg A and short-term bridge loans	238,856	615,000
TOTAL LOANS	$413,099	$853,244

As of June 30, 2022 and 2021, the Company has outstanding $413,099 and $853,244 in bank loans and credit lines payable, respectively.

Notes Payable - SBA

The Company obtained SBA loans through pandemic offerings in 2020. As of March 2, 2021, the loans were forgiven, and the Company recorded gain on debt forgiveness of $81,000.

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with two creditors: On Deck and Susquehanna Salt, noted in the table above. The Company ceased paying the loan payments and paid to MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and MCA Cure assured they had enough funds to negotiate with the creditors. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 by the creditors. $18,705 was subsequently refunded by the collection firm. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan, and has booked a reserve against the $90,875 funds paid to MCA Cure. The Company has hired an attorney and is making every effort to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation. As of June 30, 2022 and 2021, the Company recorded $-0- and $-0- in prepaid fund to MCA Cure, and $139,569 and $139,569 in indebtedness to On Deck. The Company negotiated a settlement with Susquehanna Salt for the loan balance, and as of June 30, 2022 and 2021, the Company recorded indebtedness to Susquehanna Salt of $10,500 and $52,500, respectively.

Note 8 – Shareholders’ (Deficit)

Preferred Stock:

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of June 30, 2022 and 2021, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval. As of June 30, 2022 and 2021, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock: The Company is currently authorized to issue up to 6,944,445 shares of Series C Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series C Convertible Preferred Stock for 10 shares common stock. These shares have voting rights and vote on an “as converted” basis on all matters submitted to our Stockholders for approval.

The Company issued 6,700,003 shares for the BOAPIN asset purchase; these shares were issued on September 1, 2020. As of June 30, 2022 and 2021, 6,838,889 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval. As of June 30, 2022 and 2021, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

Series E Convertible Preferred Stock: The Company is currently authorized to issue up to 4,000,000 shares of Series E Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series E Convertible Preferred Stock for 100 shares of common stock. Each of these shares carries a voting right equivalent to 10,000 shares of common stock. The Company may not issue any other shares with extended voting rights.

In November 2019, 4,000,000 shares were sold in a private transaction, along with 200,000,000 shares of common stock and $53,000 in notes payable which were forgiven, affecting a change in control. The Company accrued 1,000,000 shares of Series E Convertible Preferred Stock to be issued to directors and expensed $650,000 or $.65 per share, based on the conversion of one share of Series E Convertible Preferred Stock for 100 shares of common stock and the price of the stock on the date of award.

During the year ended June 30, 2021, as part of the change in control, 4,000,000 shares were returned to treasury to be canceled. In December 2020 the Company issued 1,000,000 shares of Series E Convertible Preferred Stock accrued in the prior year and issued 450,000 shares of Series E Convertible Preferred Stock to each of its two directors, 900,000 shares total, valued at $513,000 or $0.57 per share, accrued 100,000 shares of Series E Preferred stock to be issued to directors for services, valued at $57,000 or $.57 per share, all pricing based on the conversion of one share of Series E Convertible Preferred Stock for 100 shares of common stock and the price of the common stock on the date of accrual. During the year ended June 30, 2022, the Company issued 1,000,000 shares of Series E Convertible Preferred shares to each of its two directors for services, valued at $3,000,000 or $1.50 per share, and issued 50,000 shares to each of its two directors, previously accrued for at $57,000 or $0.57 per share. All shares were recorded at the quoted common stock price of the date of agreement or grant on an as-converted basis.

As of June 30, 2022 and 2021, 4,000,000 and 1,900,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value of $0.0001 per share.

During the period ended June 30, 2021, the Company

•	issued 200,000,000 shares of common stock to its directors for services, valued at $1,140,000 or $0.0057 per share,
•	accrued 150,000 shares of common stock for officer bonuses, valued at $1,500 or $0.01 per share,
•	issued 1,275,000 shares to its officers for compensation and bonus, valued at $8,518,
•	issued 3,000,000 shares of common stock for services, valued at $48,300 or $0.0161 per share,
•	sold 145,400,000 shares of common stock to unaffiliated individuals and groups at $0.01 under the Reg A filing, and
•	accrued 10,000,000 shares of common stock sold to an unaffiliated party for $100,000 or $.01 per share, under the Reg A offering.

All shares were recorded at the stock price of the date of agreement or grant.

During the period ended June 30, 2022, the Company

•	issued a total of 409,650,000 shares of common stock for a total value of $6,556,845 resulting in an average price of $0.016 per share,
•	issued 66,418,431 for $260,000 in debt, $9,954 in interest, and $9,000 in fees, valued at $677,707, which represents the fair value of shares issued,
•	issued 10,000,000 shares of common stock for services, valued at $48,300 or $0.0161 per share,
•	sold 360,000,000 shares of common stock to unaffiliated individuals and groups at $0.01 under the Reg A filing, of which 10,000,000 are yet to be issued,
•	accrued 7,262,500 shares of common stock for officer’s compensation and bonuses, valued at $104,126 or $0.0143 shares, and
•	accrued 6,840,000 shares of common stock for employee compensation and bonuses, valued at $88,551 or $0.0129 shares.

All shares were recorded at the quoted stock price of the date of agreement or grant.

As of June 30, 2022 and 2021, the Company had 1,493,142,608 and 647,074,177 shares of common stock issued and outstanding, respectively.

Note 9 – Related Party Transactions

Note payable – BOAPIN purchase

In August 2020, and effective as of June 30, 2020, the Company purchased the BOAPIN portal, including all software, licensing, and ownership rights from Hypersoft Ventures, Inc., a related party through common ownership, for $800,200, which includes six million seven hundred thousand three (6,700,003) shares of Series C Convertible Preferred stock, valued at $375,200 or $0.056 per share, based on the conversion of one share of Series C Preferred stock for 10 shares of common stock and the stock price on the date of the transaction, and a note payable for $425,000, bearing eight percent (8%) interest with no prepayment or delinquency clauses.

As of June 30, 2022 and 2021, the Company recorded Note payable-BOAPIN of $170,000 and $425,000, accrued interest of $49,415 and $28,225, and expensed $21,190 and $28,225 in interest, respectively.

Related party debt, net

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made. At June 30, 2022, the Company had a receivable from certain management employees totaling $155,800. The total receivable balance was subsequently collected by the Company on September 27, 2022.

	2022	2021
Related parties – subsidiary	$202,875	$263,473
Due from related parties	(155,800)	–
Accrued salaries, bonus, fees	10,965	316,200
Total loans from related parties, net	$58,040	$579,673

Note 10 – Commitments and contingencies

Legal Matters

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

1)

Wearable Health Solutions, Inc. v. Barry Honig, GRQ Consultants Inc., Benza Pharma LLC and John Does 1-10, Supreme Court of the State of New York County of New York, July 22, 2021. Company is disputing the validity of Notes from 3/2016 and seeking damages, reparations, and related costs.

2)

GRQ Consultants, Inc. v. Wearable Health Solutions, Inc., Supreme Court of the State of New York, County of New York, August 26, 2021, Parties are seeking summary judgment of $50,000 plus accrued interest in response to lawsuit by Company regarding $50,000 loan from 11/2016.

3)	Benza Pharma LLC, Sandor Capital, LP, and John Lema v. Wearable Health Solutions, Inc., District Court, Clark County, Nevada, Parties are seeking summary judgment of $3,000,000plus accrued interest in regards to convertible notes payable from March, 2016.

4)	Medical Alarm Concepts LLC v. MCA Cure, LLC, Superior Court of New Jersey, Law Division, Morris County. Company is seeking return of payments for non-performance plus attorney fees and court costs. A settlement was reached between the parties whereby MCA Cure will pay an initial $10,000 and $6,500 each month until debt is satisfied in 2023 (See Note 11).

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

Office lease

The Company maintains its corporate office at 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. The Company currently pays $175 a month for its office space and the term is month-to-month. The Company’s subsidiary maintains a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The 3 year lease at $1,100 per month expired on September 30, 2021, and was renewed for 12 months at $1,300 per month beginning October 1, 2021 and expiring on September 30, 2022. The subsidiary is currently in a month-to-month arrangement with this office warehouse. Expenditures for the years ending June 30, 2022 and 2021 are as follows:

	2022	2021
Rent expense	$15,700	$15,325

Note 11 – Other income - settlement

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

As of June 30, 2022 and 2021, the Company has recorded $36,000 and $-0- to other income, respectively.

Note 12 – Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30, 2022		June 30, 2021
U.S. statutory rate	21.00%		21.00%
PA state corporate tax	9.99%		9.99%
Less valuation allowance	(30.99%	)	(30.99%	)
Effective tax rate	0%		0%

The significant components of deferred tax assets and liabilities are as follows, expiring in 2023 and 2024, on net operating losses of $39,423,382 and $26,903,013 for fiscal years ended June 30, 2022 and 2021, respectively:

	2022	2021
Net deferred tax assets	$12,217,306	$8,337,244
Less valuation allowance	(12,217,306)	(8,337,244)
Deferred tax asset - net valuation allowance	$–	$–

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended June 30, 2022 or 2021.

Note 13 – Subsequent Events

Common Stock

During the period July 1, 2022 through September 30, 2022, the Company issued a total of 38,450,000 shares of common stock. The Company issued 11,950,000 shares for compensation to employees and officers valued at $167,263; 5,000,000 shares for services valued at $89,000; and, 21,500,000 shares for cash valued at $215,000. At September 30, 2022, the Company had 1,531,592,608 shares of common stock issued and outstanding. Shares for services and compensation were valued using the stock price on the date of the transactions.

During August and September 2022, the Company received proceeds of $604,500 in connection with the issuance of 67,950,000 shares of common stock.

On September 27, 2022, the Company received payments totaling $155,800 from certain management employees and as a result, the Company no longer has a receivable balance from any of its management employees as of the filing date of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of June 30, 2022.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of June 30, 2022, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were inadequate segregation of duties consistent with control objectives, and lack of an audit committee and limited expertise with complex debt and equity transactions. These material weaknesses were identified by our Chief Financial Officer in connection with the above annual evaluation.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Part III

Item 10. Director and Executive Officer

Directors and Executive Officers

The following table sets forth information regarding our executive officers, directors, and significant employees, including their ages as of June 30, 2022.

As of June 30, 2022, Wearable Health Solutions, Inc. had eleven-full-time employees, and no part-time employees. The directors and executive officers of the Company as of June 30, 2022, are as follows:

Name	Position	Age	Date of Appointment	Approx. Hours Per Week
Harrysen Mittler	CEO, Director	70	12.6.2019	40
Peter Pizzino	President, Director	47	12.6.2019	40
Vincent S. Miceli	CFO	64	5.16.22	40

Harrysen Mittler, Age 70: Harrysen Mittler has over thirty years of experience in corporate finance, mergers and acquisitions, business administration and commerce. He served in the audit division of Deloitte Haskins and Sells, the predecessor to Deloitte & Touche LLP. Mr. Mittler from 2016 to 2020, served as Chairman, CEO and CFO of Pacific Software Inc. a public company, (symbol PFSF) as a designer, developer and acquirer of enterprise solutions in the emerging e-commerce technology sectors. He served as director and CFO of Nortia Capital Partners Inc., a publicly traded merchant banking company, as well as for Autoworks International Ltd. a company quoted on the Frankfurt Stock Exchange.

Peter Pizzino, Age 47: Peter Pizzino had a career in the securities and investment industry with financial experience spanning over 25 years. Since 2015, Mr. Pizzino held positions in Capital Markets at Spartan Capital, then with J. Streicher Capital on the New York Stock Exchange Floor where he financed both public and private client companies. He later, in 2018, served as president of Pacific Software Inc, PFSF on the OTC Markets, which is a software development and acquisition company, where he helped develop a commodities trade platform for the international markets. Mr. Pizzino extensive international business and Non-Profit experience. He studied Finance and held several securities licenses.

Vincent S. Miceli, Age 64: Mr. Miceli, is our Chief Financial Officer and joined us in May 2022. Vincent, from the years 2014 to 2021, was the CFO and in 2019 was also appointed CEO, of Nxt-ID, Inc., a healthcare application technology company that is focused on the biometric and identity verification technologies, where he was responsible for duties required of the CEO and CFO.

Mr. Miceli holds an M.B.A. with a concentration in finance from the University of Hartford in 1987 and a B.S. in Accounting from Quinnipiac College in1980. Mr. Miceli is also an affiliate member of both the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accountants.

None of our officers or directors in the last five years has been the subject of any conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses), the entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities; a finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or the entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person’s involvement in any type of business or securities activities.

There are no family relationships among and between our directors, officers, persons nominated or chosen by the Company to become directors or officers, or beneficial owners of more than five percent (5%) of the any class of the Company’s equity securities.

Significant Employees

Other than the foregoing named officers and directors, we have eleven full-time employees whose services are materially significant to our business and operations who are employed at will by Wearable Health Solutions, Inc.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board. The Board of Directors has no nominating, auditing, or compensation committees.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter, or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lacks sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have four directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended June 30, 2022 and 2021.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive Officer paid by us during the years ended June 30, 2022 and 2021, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)[1]	($)

Harrysen Mittler,	2022	315,000	120,000	4,746,098	0	0	0	30,350	5,211,448
CEO, Director	2021	294,000	90,000	858,004	0	0	0	0	1,242,004
Peter Pizzino,	2022	315,000	120,000	4,746,098	0	0	0	14,000	5,195,098
President, Director	2021	294,000	90,000	858,004	0	0	0	0	1,242,004
Ronald Adams,	2022	127,023	0	30,000	0	0	0	0	157,023
Former, EVP Sales, President MAC	2021	98,900	0	0	0	0	0	0	98,900
Jennifer Loria,	2022	172,082	0	61,500	0	0	0	0	233,582
COO, MAC	2021	114,400	0	0	0	0	0	0	114,400
Vincent S. Miceli,	2022	27,000	0	70,000	0	0	0	1,881	98,881
CFO	2021	0	0	0	0	0	0	0	0
Gail Rosenthal	2022	143,000	0	5,050	0	0	0	10,001	158,051
Former - CFO	2021	117,000	0	4,011	0	0	0	0	121,011

1.	This column includes such things as medical reimbursements, and auto allowances.

Outstanding Equity Awards at Fiscal Year-End: Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of June 30, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
-	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 7, 2022 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 1,531,592,,608 shares of the Company’s common stock outstanding on October 7, 2022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Ownership	Percentage of Beneficial Ownership of Common Stock Assuming Conversion of all Preferred Shares	Percentage of Voting Power Based on Voting Privileges of Common and Preferred Shares without Conversions
Directors and Officers:
Harrysen Mittler	302,325,000 Common Stock	19.7% Common Stock	525,587,500 shares of common stock	20,325,587,500 Total Votes
	2,326,250 Series C Preferred	34.0% Series C Preferred
	2,000,000 Series E Preferred(4)	50% Series E Preferred

Peter Pizzino	302,325,000 Common Stock	19.7% Common Stock	513,801,250 shares of common stock	20,313,801,250 Total Votes
	1,147,625 Series C Preferred	16.8% Series C Preferred
	2,000,000 Series E Preferred(4)	50% Series E Preferred

Vincent S. Miceli	5,350,000 Common Stock	>1% Common Stock		5,350,000 Total Votes

Gail Rosenthal Former CFO	10,875,000 Common Stock	1% Common Stock		10,875,000 Total Votes

Aqualaro Corp.(3)	56,000,000 Common Stock	3.65% Common Stock		56,000,000 Total Votes

Pacific Software, Inc. Harrysen Mittler	1,250,000 Series C Preferred	18.3% Series C Preferred	11,250,000 shares of Common Stock	1,250,000 Total Votes

Hypersoft Ventures, Inc. Robert Johnson	1,162,500 Series C Preferred	17% Series C Preferred	11,625,000 shares of Common Stock	1,162,500 Total Votes

Sandor Capital, Master Fund	400,000 Series D Preferred	94% Series D Preferred	40,000,000 shares of Common Stock	400,000 Total Votes

JEBL Holdings LP	25,000 Series D Preferred	6% Series D Preferred	2,500,000 shares of Common Stock	25,000 Total Votes

Venture Group Capital	100,000,000 Common stock	6.65% Common Stock		100,000,000 Total Votes

All executive officers and directors	Common Stock	40% Common Stock(2)
as a group (3 persons)	Series C Preferred	69% Series C Preferred
	Series E Preferred	100% Series E Preferred
	Total Common Vote	98%(5)

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2)	Based upon 1,531,592,608 shares outstanding as of October 7, 2022.
(3)	Aqualaro Corp. is controlled by Miro Zecevic.
(4)	Reflects Series E Preferred Stock. Series E Preferred Stock converts at a ratio of 1 Series E Preferred Share into 100 Shares of Common Shares. Series E Preferred Stock has voting rights of 10,000 votes of common stock per share of Series E Preferred.
(5)	Based upon the voting preferences included in all of the classes of stock of the Company, which amounts to 41,604,252,750 votes.
(6)	These shares are remaining to be issued by the transfer agent.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors is currently composed of 2 members. Harrysen Mittler, and Peter Pizzino, who do not qualify as independent Directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us. In addition, the Board of Directors has not made a subjective determination as to each Director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director, though such subjective determination is required by the NASDAQ rules. Had the Board of Directors made these determinations, the Board of Directors would have reviewed and discussed information provided by the Directors and the Company with regard to each Director’s business and personal activities and relationships as they may relate to the Company and its management.

Related Party Transactions

Note payable – BOAPIN purchase

In August 2020, and effective as of June 30, 2020, the Company purchased the BOAPIN portal, including all software, licensing, and ownership rights from Hypersoft Ventures, Inc., a related party through common ownership, for $800,200, which includes six million seven hundred thousand three (6,700,003) shares of Series C Convertible Preferred stock, valued at $375,200 or $0.056 per share, based on the conversion of one share of Series C Preferred stock for 10 shares of common stock and the stock price on the date of the transaction, and a note payable for $425,000, bearing eight percent (8%) interest with no prepayment or delinquency clauses.

As of June 30, 2022 and 2021, the Company recorded Note payable-BOAPIN of $170,000 and $425,000, accrued interest of $49,415 and $28,225, and expensed $21,190 and $28,225 in interest, respectively.

Related party debt, net

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made. At June 30, 2022, the Company had a receivable from certain management employees totaling $155,800. The total receivable balance was subsequently collected by the Company on September 27, 2022.

	2022	2021
Related parties – subsidiary	$202,875	$263,473
Due from related parties	(155,800)	–
Accrued salaries, bonus, fees	10,965	316,200
Total loans from related parties, net	$58,040	$579,673

Other than the aforementioned related party transactions, during the last two full fiscal years and the current fiscal year or any currently proposed transaction, there are no other transactions involving the Company, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last three fiscal years.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services

Audit Fees

During the fiscal years ended June 30, 2022, we incurred approximately $80,650 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2022.

During the fiscal year ended June 30, 2021, we incurred approximately $54,117 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2021.

Audit-Related Fees

There were no fees for audit related services for the fiscal years ended June 30, 2022 and 2021.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2022, and 2021 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wearable Health Solutions, Inc.

/s/ Harrysen Mittler	October 13, 2022
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Peter Pizzino	October 13, 2022
Peter Pizzino, President, Director	Date

/s/ Vincent S. Miceli	October 13, 2022
Vincent S. Miceli, CFO, Principal Financial Officer and Principal Accounting Officer	Date

