Form 10-Q
period 2022-09-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2022-11-14
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-56368

WEARABLE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3534190	3669
(State or Other Jurisdiction of	I.R.S Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code
		Number

2901 W. Coast Highway, Suite 200,

Newport Beach, CA 92663

(Address of principal executive offices)

Phone: 949-270-7460

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2022
Common Stock, $0.0001	1,531,592,608

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

As at September 30, 2022 and June 30, 2022

	9/30/2022	6/30/2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$255,904	$70,505
Accounts receivable, net	16,657	–
Due from related parties (See Footnote 11)	–	155,800
Accounts receivable, other	2,000	2,000
Inventory	41,196	7,064
Prepaid Inventory	18,522	62,040
Prepaid expenses	1,325	–
Total Current Assets	335,604	297,409

Property and Equipment:
Property and equipment (net of depreciation of $10,893 and $8,349, respectively)	48,549	41,651
Total Property, Plant and Equipment	48,549	41,651
Right-of-use assets	42,001	–

Total Assets	$426,154	$339,060

LIABILITIES and SHAREHOLDERS' DEFICIT
COMMITMENTS AND CONTINGENCIES (Note 12)
Current liabilities
Accounts payable	$66,297	$57,940
Accrued expenses and other current liabilities	390,007	374,278
Short-term lease liability	12,877	–
Related party debt, net	192,875	213,840
Deferred revenue	77,880	80,880
Line of credit	397,500	397,500
Notes payable	399,717	413,099
Note payable – other	50,000	50,000
Note payable - related party	170,000	170,000
Convertible notes- other	673,750	673,750
Total current liabilities	2,430,903	2,431,287
Long-term lease liability	29,160	–

TOTAL LIABILITIES	2,460,063	2,431,287

SHAREHOLDERS’ DEFICIT
Preferred stock
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 6,838,889 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 shares authorized, 4,000,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	400	400
Common stock
Common Stock: $0.0001 par value; 3,000,000,000 shares authorized, 1,531,592,608 and 1,493,142,608 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	153,159	149,314
Common stock to be issued (76,610,000 and 35,602,500 shares as of September 30, 2022 and June 30, 2022, respectively)	713,500	407,677
Additional paid-in capital	37,270,452	36,773,035
Accumulated deficit	(40,172,149)	(39,423,382)
Total Shareholders’ Deficit	(2,033,909)	(2,092,227)
Total Liabilities and Shareholders’ Deficit	$426,154	$339,060

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the three months ended September 30, 2022 and 2021 (unaudited)

	2022	2021
Revenue	$216,460	$302,872
Cost of sales	(120,002)	(203,511)
Gross profit	96,458	99,361

Operating expenses
Selling expense	190,010	148,079
Research and development expense	2,180	149,000
Depreciation expense	2,544	849
Consulting and professional fees	42,314	172,454
Insurance	29,192	15,917
Rent	5,410	4,455
Salaries and wages	502,856	3,529,453
Software expense	–	93,477
General and administrative	81,977	82,785
	856,483	4,196,469

Loss from operations	(760,025)	(4,097,108)

Other (income) / expense, net
Other income	(19,500)	–
Interest income	(1,500)	–
Change in fair value of derivative instrument	–	238,155
Gain on debt extinguishment	–	(15,832)
Interest expense	9,742	35,304
Total other (income) expense, net	(11,258)	257,627
Net loss before taxes	(748,767)	(4,354,735)
Income tax	–	–
Net loss	$(748,767)	$(4,354,735)

Net loss per common share - Basic and Diluted	$(0.0005)	$(0.0223)

Weighted average common shares outstanding - Basic & Diluted	1,517,790,978	195,378,542

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the three months ended September 30, 2022 (unaudited) and 2021 (unaudited)

	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Issuance of Series C Preferred shares	–	–	–	–	–	–	–	–
Return of preferred stock	–	–	–	–	–	–	–	–
Preferred stock issued/officer comp	–	–	–	–	–	–	–	–
Common stock issued/officer comp	–	–	–	–	–	–	–	–

As at September 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

As at June 30, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Common stock to be issued for officer comp	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–

As at September 30, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

(continued)

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the three months ended September 30, 2022 (unaudited) and 2021 (unaudited)

(continued)

	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2021	425,000	$43	1,900,000	$190	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Preferred stock for compensation	–	–	2,000,000	200	–	–
Shares sold for cash	–	–	–	–	–	–

As at September 30, 2021	425,000	$43	3,900,000	$390	100,000	$57,000

As at June 30, 2022	425,000	$43	4,000,000	$400	–	$–

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Common stock to be issued for officer comp	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–

As at September 30, 2022	425,000	$43	4,000,000	$400	–	$–

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the three months ended September 30, 2022 (unaudited) and 2021 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated
	Shares	Amount	Shares	Amount	Amount	Profit/Deficit	Total

As at June 30, 2021	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,300)

Loss for the period	–	–	–	–	–	(4,354,735)	(4,354,735)
Common stock for compensation	7,000,000	700	5,000,000	60,000	74,300	–	135,000
Common stock for debt conversion	25,269,253	2,527	–	–	250,166	–	252,693
Common stock for officer compensation	–	–	225,000	2,498	–		2,498
Preferred stock for compensation	–	–	–	–	2,999,800	–	3,000,000
Shares sold for cash	232,500,000	23,250	(10,000,000)	(100,000)	2,301,750	–	2,225,000

As at September 30, 2021	911,843,430	$91,184	15,275,000	$131,503	$28,358,311	$(30,728,961)	$(2,089,845)

As at June 30, 2022	1,493,142,608	$149,314	35,602,500	$407,677	$36,773,035	$(39,423,382)	$(2,092,227)

Loss for the period	–	–	–	–	–	(748,767)	(748,767)
Common stock for compensation	5,000,000	500	(2,000,000)	(30,000)	65,500	–	36,000
Common stock to be issued for compensation	–	–	32,500	441	–	–	441
Common stock for officer compensation	6,950,000	695	(6,950,000)	(101,262)	100,567	–	–
Common stock to be issued for officer comp	–	–	3,475,000	47,144	–	–	47,144
Shares issued for services	5,000,000	500	–	–	88,500	–	89,000
Shares sold for cash - prior quarter	21,500,000	2,150	(21,500,000)	(215,000)	212,850	–	–
Shares sold for cash - current quarter	–	–	67,950,000	604,500	–	–	604,500
Payment of subscription receivable	–	–	–	–	30,000	–	30,000

As at September 30, 2022	1,531,592,608	$153,159	76,610,000	$713,500	$37,270,452	$(40,172,149)	$(2,033,909)

The footnotes are an integral part of these unaudited consolidated financial statements

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Cash Flows

For the three months ended September 30, 2022 and 2021 (unaudited)

	2022	2021
Cash flow from operating activities
Net loss	$(748,767)	$(4,354,735)
Adjustment for non-cash charges and other items:
Depreciation	2,544	849
Stock compensation expense	172,585	3,137,498
Change in fair value of derivative instrument	–	238,155
Gain on debt extinguishment	–	(15,832)
	(573,638)	(994,065)
Changes in working capital
Decrease / (increase) in accounts receivable	(16,657)	25,694
Decrease / (increase) in inventory	(34,132)	–
Decrease / (increase) in prepaid inventory	43,518	22,682
Decrease / (increase) in prepaid expenses	(1,325)	(49,600)
(Decrease) / increase in trade and other payables	8,357	(31,385)
(Decrease) / increase in accrued expenses	15,765	27,344
(Decrease) / increase in deferred revenue	(3,000)	(1,542)
	12,526	(6,807)
Cash flow used in operating activities	(561,112)	(1,000,872)

Cash flow from investing activities
Purchases of property and equipment	(9,442)	(50,000)
Cash flow used in investing activities	(9,442)	(50,000)

Cash flow from financing activities
Proceeds from issuance of stock for cash	634,500	2,225,000
Advances from related party	–	29,705
Proceeds received from related parties	155,800	–
Payments to related parties	(20,965)	–
Proceeds from note payable	–	20,000
Repayments of note payable	(13,382)	(318,468)
Cash flow provided by financing activities	755,953	1,956,237
Increase in cash and cash equivalents	185,399	905,365
Cash and cash equivalents at beginning of the year	70,505	847,430
Cash and cash equivalents at end of the year	$255,904	$1,752,795

Non-cash investing and financing activities
Write off of derivative liability due to debt conversion	$–	$176,800
Issuance of common stock for conversion of notes payable and conversion fees	$–	$7,225

Cash paid for interest and taxes
Interest	$–	$–
Taxes	$–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

WEARABLE HEALTHCARE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 (unaudited) and June 30, 2022

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

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2022, and the results of operations, the changes in shareholders’ deficit and cash flows for the three months ended September 30, 2022. The balance sheet as of June 30, 2022, is derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on the Form 10-K for the fiscal year ended June 30, 2022.

The results of operations for the three months ended September 30, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2023.

Note 2 – Summary of Significant Accounting Policies

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiary: Medical Alarm Concepts, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $16,657 and $-0- in accounts receivable net of allowances of $23,705 and $-0- at September 30, 2022 and June 30, 2022, respectively.

Software Development for internal use - The Company accounts for software development costs in accordance with applicable guidelines. Software development costs include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Software development costs also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in software development expense until the point that technological feasibility is reached. Once technological feasibility is reached, such costs are capitalized and depreciated over the useful estimated lives of the software. For software modifications or developments, the Company expenses the costs. The Company purchased its dealer portal for $50,000 on August 30, 2021 which is being depreciated over 5 years.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Recognition of Revenues – Recognition of Revenues – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from outside contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company has adopted this pronouncement.

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

	3 months ended September 30,
	2022	2021
REVENUES
Hardware revenue	$26,876	$53,583
Service revenue	189,584	249,289
TOTAL REVENUES	$216,460	$302,872

The following table discloses changes in deferred revenue for the three months ended September 30, 2022 and 2021:

DEFERRED REVENUE	2022	2021
Balance at beginning of period	$80,880	$108,298
Deferred revenue recognized upon shipments to customers	47,422	2,682
Revenues recognized to end customers	(50,422)	(4,224)
Balance at the end of the period	$77,880	$106,756

Deferred revenue at September 30, 2022 and 2021 was $77,880 and $106,756, respectively. Deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at September 30, 2022 and 2021, respectively. The Company has no agreements longer than 12 months.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. As of September 30, 2022 and 2021, the Company recorded $2,180 and $149,000 in research and development costs, respectively.

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

	Basis of conversion	Dilution	2022	2021
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,376	1,376
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	6,838,889 shares outstanding	1 share C: 10 shares	68,388,890	68,388,890
Series D Convertible	425,000 shares outstanding	1 share D: 10 shares	4,250,000	4,250,000
Series E Convertible	4,000,000 and 3,900,000 shares outstanding in 2022 and 2021, respectively	1 share E: 100 shares	400,000,000	390,000,000
Series E Convertible Shares to be issued	-0- and 100,000 Series E shares to be issued in 2022 and 2021, respectively	1 share E: 100 shares	–	10,000,000
			472,660,142	472,660,142

The Company has incurred losses for the past two years, as a result, the basic and diluted share bases will be presented as the same. For the three month periods ended September 30, 2022 and 2021, the Company incurred losses of ($0.0005) and ($0.0223) per basic share and diluted share, respectively.

Recent Accounting Pronouncements

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

Note 3 – Going Concern

The accompanying consolidated financial statements for the three months ended September 30, 2022 and 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at September 30, 2022 and June 30, 2022, the Company has shown losses for the last two years and has an accumulated deficit of ($40,172,149) and ($39,423,382), respectively.

During the three months ended September 30, 2022, Company has net cash used in operating activities of $561,112 as well as stock compensation non-cash expenses of $172,585 and a net loss of $748,767. The Company had net cash flow of $755,953 from financing activities in the three months ended September 30, 2022, which resulted in a negative working capital of $2,095,299 as of September 30, 2022. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

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

Note 4 – Inventory and prepaid expenses

The Company maintains some inventory in its warehouse and purchases some of its inventory overseas. Inventories, except for stock in transit, are stated at lower of cost and net realizable value. Stock in transit is valued at cost comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in ordinary course of business less estimated costs of completion and selling expenses. The quantity of inventory may vary from time to time depending on the delivery schedule of overseas shipments.

As of September 30, 2022 and June 30, 2022, the Company had $41,196 and $7,064 in inventory, respectively, as well as $18,522 and $62,040 in prepaid inventory, respectively.

As of September 30, 2022 and June 30, 2022, the Company had $1,325 and $-0- in prepaid expenses, respectively.

Note 5 – Property and Equipment

The Company has $20,000 in furnishings, $19,689 in office computers and equipment, and capitalized software development costs of $45,900 which are fully depreciated. On August 30, 2021, the Company purchased its dealer portal for $50,000 for internal use, and is being depreciated over 60 months.

As of September 30, 2022 and June 30, 2022, the Company recorded $48,549 and $41,651 in net Property and Equipment, respectively:

	September 30,	June 30,
	2022	2022
Furniture	$29,442	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer Portal	50,000	50,000
Property, plant, and equipment	145,031	135,589
Less accumulated depreciation	(96,482)	(93,938)
Net property, plant, and equipment	$48,549	$41,651

Note 6 – Accounts payable and accrued expenses and other current liabilities

The Company recorded Accounts Payable of $66,297 and $57,940, directly related to operating costs, as of September 30, 2022 and June 30, 2022, respectively.

Accrued expenses and other current liabilities are expenses that have been incurred but not yet paid, mainly include legal fees, audit fees and other professional fees as well as accrued interest in connection with the credit line and notes payable. The Company recorded $402,884 and $374,278 in accrued expenses and other current liabilities as of September 30, 2022 and June 30, 2022, respectively.

Note 7 –Notes Payable and Note Payable - Other

Notes payable consists of notes payable from our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, short term notes payable, and notes payable-BOAPIN portal, as follows:

	September 30, 2022	June 30, 2022
Notes from subsidiary	$160,861	$174,243
Notes payable – Reg A deposits	138,856	138,856
Short term bridge loan	100,000	100,000
Total Notes Payable	$399,717	$413,099

Notes Payable - subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 6.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	September 30, 2022	June 30, 2021
Wells Fargo Loan	$8,770	$8,770
On Deck Loan	139,569	139,569
Susquehanna Salt Loan	–	10,500
Prosper Loans	9,994	9,994
Marcus Loan	2,528	5,410
Total Notes from Subsidiary (See Table Above)	$160,861	$174,243

Short term bridge loan - COHEN

On July 31, 2020, the Company secured a $500,000 short term bridge loan from an unaffiliated individual (“COHEN”), 12% interest, due and payable October 20, 2020. The loan is currently in default and continues to accrue interest at 12%.

On August 19, 2021, the Company repaid $300,000 of principal and in November 2021, the Company repaid an additional $100,000 in principal.

At September 30, 2022 and June 30, 2022, the Company recorded a short term note payable of $100,000, respectively. During the three months ended September 30, 2022 and September 30, 2021, the Company expensed $3,000 and $10,981 in interest, respectively. The accrued interest payable at September 30, 2022 and June 30, 2022 was $79,677 and $76,677, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

Note payable – stock purchases under Reg A

In March 2021 and June 2021, the Company accepted payments of $115,000 for stock purchases under the Reg A filing from two unaffiliated investors, pending blue sky registrations in two states. In July 2021, the Company accepted loans totaling $20,000 from two unaffiliated investors pending blue sky registrations in two additional states. The notes mature in one year and bear interest at 5%. The full amount of the note plus interest is convertible at the Reg A fixed price of $0.01, when possible.

In October 2021, the Company accepted a loan of $5,000 from two unaffiliated investors pending blue sky registrations in two additional states.

At September 30, 2022 and June 30, 2022, the Company has recorded $138,856 and $138,856 in notes payable for stock purchases under Reg A. During the three months ended September 30, 2022 and September 30, 2021, the Company recorded interest expense of $2,700 and $2,300, respectively. The accrued interest payable at September 30, 2022 and June 30, 2022 was $13,494 and $10,794, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

During the three months ended September 30, 2022 and September 30, 2021, the Company recorded interest expense of $500 and $500, respectively. The accrued interest payable at September 30, 2022 and June 30, 2022 was $11,782 and $11,282, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

As of September 30, 2022 and June 30, 2022, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

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

As of September 30, 2022 and June 30, 2022, the Company has recorded $397,500 and $397,500 in outstanding line of credit balance, respectively.

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with two creditors: On Deck and Susquehanna Salt, noted in the table above. The Company ceased paying the loan payments and paid to MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and MCA Cure assured they had enough funds to negotiate with the creditors. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 by the creditors. $18,705 was subsequently refunded by the collection firm. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan, and has booked a reserve against the $90,875 funds paid to MCA Cure. The Company has hired an attorney and is making every effort to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation. As of September 30, 2022 and June 30, 2022, the Company recorded $-0- and $-0- in prepaid fund to MCA Cure, and $139,569 and $139,569 in indebtedness to On Deck. The Company negotiated a settlement with Susquehanna Salt for the loan balance, and as of September 30, 2022 and June 30, 2022, the Company recorded indebtedness to Susquehanna Salt of $-0- and $10,500, respectively.

Note 10 – Stockholders’ Deficit

Preferred Stock:

The Company is currently authorized to issue 25,000,000 shares of preferred stock, par value of $0.0001.

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of September 30, 2022 and June 30, 2022, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval. As of September 30, 2022 and June 30, 2022, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

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

The Company issued 6,700,003 shares for the BOAPIN asset purchase; these shares were issued on September 1, 2020. As of September 30, 2022 and June 30, 2022, 6,838,889 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval. As of September 30, 2022 and June 30, 2022, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

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

As of September 30, 2022 and June 30, 2022, 4,000,000 and 4,000,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share.

During the three months ended September 30, 2022, the Company issued 6,950,000 shares to its officers as compensation (of which 6,162,500 shares were granted in a prior period), valued at $101,262 or $.0146 per share; 5,000,000 shares to an employee as compensation, valued at $66,000 or $0.0132 per share; 21,500,000 shares issued to investors, valued at $215,000 or $0.01 per share; and 5,000,000 shares issued for services, valued at $89,000 or $0.0178 per share. All shares were recorded at the stock price of the date of agreement or grant.

During the three months ended September 30, 2022, the Company also recorded shares to be issued of 3,475,000 to its officers as compensation, valued at $47,144 or $.0136 per share, and shares to be issued of 32,500 to an employee as compensation, valued at $441 or $0.0136 per share. All shares were recorded at the stock price of the date of agreement or grant.

During August and September 2022, the Company received proceeds totaling $604,500 in connection with the issuance of 67,950,000 shares of common stock. Of the total proceeds received, $300,000 in proceeds was received from the issuance of 37,500,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. The remaining proceeds of $304,500 was received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01. These shares are yet to be issued as of September 30, 2022.

For the three months ended September 30, 2021, the Company issued 7,000,000 shares to employees and contractors for contractual bonuses, valued at $75,000 or $.0107 per share, accrued 5,000,000 shares in bonuses to be paid, valued at $52,500 or $.0105 per share. All shares were recorded at the stock price of the date of agreement or grant. The Company issued 25,269,253 shares for $87,225 of debt and $4,500 in expenses converted, accrued 225,000 shares to be issued for management compensation, valued at $2,498 or $.011 per share, and sold 222,500,000 shares under the Reg A at $2,225,000 or $.01 per share.

As of September 30, 2022 and June 30, 2022, the Company has 1,531,592,608 and 1,493,142,608 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2022 and June 30, 2022, the Company has recorded a Note payable-BOAPIN of $170,000 and $170,000, respectively. During the three months ended September 30, 2022 and September 30, 2021, the Company recorded interest expense of $3,428 and $8,570, respectively. The accrued interest balance at September 30, 2022 and June 30, 2022 was $52,843 and $49,415, respectively.

Related party debt, net

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made. The following table reflects the composition of the related party debt, net balance at September 30, 2022 and June 30, 2022. The Company had a receivable from certain management employees totaling $155,800 at June 30, 2022. The total receivable balance was subsequently collected by the Company on September 27, 2022.

	September 30,	June 30,
	2022	2022
Related parties – subsidiary	$192,875	$202,875
Due from related parties	–	(155,800)
Accrued salaries, bonus, fees	–	10,965
Total loans from related parties, net	$192,875	$58,040

Note 12 – Commitments and contingencies

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

3)	Benza Pharma LLC, Sandor Capital, LP, and John Lema v. Wearable Health Solutions, Inc., District Court, Clark County, Nevada, Parties are seeking summary judgment of $3,000,000 plus accrued interest in regards to convertible notes payable from March, 2016. The Company believes that there is a very low probability that it will pay this amount and as a result has not accrued for it on the Company’s balance sheet.

4)	Medical Alarm Concepts LLC v. MCA Cure, LLC, Superior Court of New Jersey, Law Division, Morris County. Company is seeking return of payments for non-performance plus attorney fees and court costs. A settlement was reached between the parties whereby MCA Cure will pay an initial $10,000 and $6,500 each month until debt is satisfied in 2023 (See Note 13).

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

Note 13 – Office/Warehouse lease

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

The Company maintains its corporate office at 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. The Company currently pays $175 a month for its office space and the term is month-to-month. The Company’s subsidiary maintains a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The three-year lease at $1,100 per month expired on September 30, 2021, and was renewed for 12 months at $1,300 per month beginning October 1, 2021 and expiring on September 30, 2022. The subsidiary is currently in a month-to-month arrangement with this office warehouse. The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent for this new warehouse space is $1,325 per month for the first twelve months of the lease agreement. Expenditures for the three months ending September 30, 2022 and 2021 are as follows:

	2022	2021
Rent expense	$5,410	$3,300

The Company leases a fulfillment center in the U.S., which is classified as an operating lease which expired on September 30, 2022. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are for a fulfillment center, generally have a lease term between 3 and 5 years. The Company’s leases are comprised of fixed lease payments and also include executory costs such as common area maintenance, as well as property insurance and property taxes. The Company has elected to account for the lease and non-lease components as a single lease component for its real estate leases. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. The Company’s lease agreement for its warehouse space located in King of Prussia, Pennsylvania expired on September 30, 2022. The Company is currently in a month-to-month arrangement with the warehouse located in King of Prussia, Pennsylvania. As a result, the Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent which commenced in September 2022 is $1,325 per month and increases approximately 3% annually thereafter. The discount rate used was determined based on the available data as of the lease commencement date. The Right-of-use (“ROU”) asset value added as a result of this new lease agreement was $43,058. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s consolidated balance sheet as of September 30, 2022.

Certain of the Company’s lease agreements, primarily related to real estate, include options for the Company to either renew (extend) or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 3 years. Renewal options are reviewed at lease commencement to determine if such options are reasonably certain of being exercised, which could impact the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in the Company’s ROU asset and lease liability) unless there is an economic, financial or business reason to do so.

For the three months ended September 30, 2022, total operating lease cost was $5,410 and is recorded in general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of September 30, 2022:

Fiscal Year Ending June 30,

2023	$11,925
2024	16,250
2025	16,670
July & August 2025	2,790
Total future minimum lease payments	47,635
Less imputed interest	(5,598)
Total present value of future minimum lease payments	$42,037

As of September 30, 2022

Operating lease right-of-use assets	$42,001

Accrued lease liability	12,877
Long-term lease liability	29,160
$42,037

As of September 30, 2022

Weighted Average Remaining Lease Term	2.9 years
Weighted Average Discount Rate	8.44%

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

For the three months ended September 30, 2022 and 2021, the Company recorded $19,500 and $-0-in other income related to this settlement agreement, respectively.

Note 15 – Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued and determined that there are no material events that are required to be disclosed.

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

Results of Operations

Results for the Period Ended September 30, 2022, compared to the Period Ended September 30, 2021

Working Capital	September 30, 2022 $	June 30, 2022 $
Cash	255,904	70,505
Current Assets	335,604	297,409
Current Liabilities	2,430,903	2,431,287
Working Capital (Deficit)	(2,095,299)	(2,133,878)

Cash Flows	September 30, 2022 $	September 30, 2021 $
Cash Flows (used in) Operating Activities	(561,112)	(1,000,872)
Cash Flows (used in) Investing Activities	(9,442)	(50,000)
Cash Flows provided by Financing Activities	755,953	1,956,237
Net Increase in Cash During Period	185,399	905,365

Operating Revenues

The Company had revenues of $216,460 and $302,872 for the periods ended September 30, 2022 and 2021, respectively.

Cost of Revenues

The Company’s cost of revenues for the periods ended September 30, 2022 and 2021 was $120,002 and $203,511, respectively.

Gross Profit

The Company’s gross profit for the periods ended September 30, 2022 and 2021 was $96,458, and $99,361, respectively.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries and wages, consulting fees, professional fees, and legal and accounting expenses. For the Period Ended September 30, 2022, general and administrative expenses were $856,483 compared to $4,196,468 for the Period Ended 2021. The primary expenses for 2022 were salaries and wages of $502,856; the primary expenses for 2021 were salaries and wages of $3,529,453.

Other (Income) Expense

The Company had other (income) expense, net for the periods ended September 30, 2022 and 2021 of $(11,258) and $257,627, respectively. Other income, net for the three months ended September 30, 2022 consisted of $19,500 in settlement proceeds, interest income of $1,500 all of which was partially offset by interest expense of $9,742. Other expense, net for the three months ended September 30, 2021 consisted of change in fair value of derivative instrument of $238,155, gain on debt extinguishment of $15,832, and interest expense of $35,304.

Net loss

The net loss for the Period Ended September 30, 2022, was $748,767 compared to $4,354,735 for the Period Ended September 30, 2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2022, the Company had total current assets of $335,604. Current assets consisted primarily of cash and inventory. At September 30, 2022 and June 30, 2022, the Company had total current liabilities of $2,430,903 and $2,431,287, respectively. Current liabilities consisted primarily of accounts payable, accrued liabilities and notes payable.

We had negative working capital of $2,095,299 as of September 30, 2022.

Cash flow from Operating Activities

During the three months ended September 30, 2022, cash used in operating activities was $(561,112) compared to $(1,000,872) for the period ended September 30, 2021. The decrease in the amount of cash used in operating activities was primarily due to the decrease in the net loss resulting from the lower salaries and wages incurred in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Cash flow from Financing Activities

For the three months ended September 30, 2022, cash provided by financing activities was $755,953 compared to $1,956,237 provided during the three months ended September 30, 2021.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $40,172,149. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2022.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2022, Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During August and September 2022, the Company received proceeds totaling $604,500 in connection with the issuance of 67,950,000 shares of common stock. Of the total proceeds received, $300,000 in proceeds was received from the issuance of 37,500,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. The remaining proceeds of $304,500 was received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01.

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

WEARABLE HEALTH SOLUTIONS, INC.

/s/ Harrysen Mittler	November 14, 2022
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Vincent S. Miceli	November 14, 2022
Vincent S. Miceli, CFO, Principal Accounting Officer	Date

/s/ Peter Pizzino	November 14, 2022
Peter Pizzino, Director	Date

