Form 10-Q
period 2022-12-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2023-02-21
CIK 1443089

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 21, 2023
Common Stock, $0.0001	1,534,255,108

WEARABLE HEALTH SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

As at December 31, 2022 and June 30, 2022

	December 31, 2022	June 30, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$45,474	$70,505
Accounts receivable, net	9,206	–
Due from related parties (See Footnote 11)	–	155,800
Accounts receivable, other	2,000	2,000
Inventory	64,170	7,064
Prepaid Inventory	–	62,040
Prepaid expenses	3,900	–
Total Current Assets	124,750	297,409

Property and Equipment
Property and equipment (net of $14,180 and $8,349 depreciation, as of December 31, 2022 and June 30, 2022, respectively)	45,262	41,651
Total Property and Equipment	45,262	41,651
Right-of-use assets	38,786	–

Total Assets	$208,798	$339,060

LIABILITIES and SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES (Note 12)

Current liabilities
Accounts payable	$45,861	$57,940
Accrued expenses and other current liabilities	404,021	374,278
Short-term lease liability	13,256	–
Related party debt, net	240,654	213,840
Deferred revenue	69,006	80,880
Line of credit	397,500	397,500
Notes payable	397,990	413,099
Note payable - other	50,000	50,000
Note payable - related party	170,000	170,000
Convertible notes – Leonite, net of debt discount of $58,871 and $-0-, respectively, and deferred debt issuance costs of $56,456 and $-0-, respectively	93,006	–
Convertible notes- other	673,750	673,750
Total current liabilities	2,555,044	2,431,287
Long-term lease liability	25,670	–
Long-term convertible notes – Leonite	104,167	–

TOTAL LIABILITIES	2,684,881	2,431,287

SHAREHOLDERS’ DEFICIT
Preferred stock - 25,000,000 Shares Authorized, par value $0.0001
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	$1	$1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 6,838,889 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 shares designated, 4,000,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	400	400
Common stock
Common Stock: $0.0001 par value; 3,000,000,000 shares authorized,1,531,592,608 and 1,493,142,608 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	153,159	149,314
Common stock to be issued (95,430,000 and 35,602,500 shares as of December 31, 2022 and June 30, 2022, respectively)	811,068	407,677
Additional paid-in capital	37,270,501	36,773,035
Accumulated deficit	(40,711,940)	(39,423,382)
Total Shareholders’ Deficit	(2,476,083)	(2,092,227)
Total Liabilities and Shareholders’ Deficit	$208,798	$339,060

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Revenue	$198,039	$304,524	$414,499	$606,619
Cost of sales	(99,418)	(143,138)	(219,420)	(345,873)
Gross profit	98,621	161,386	195,079	260,746

Operating expenses
Selling expense	80,272	126,124	270,282	274,362
Depreciation	3,287	2,500	5,831	3,349
Research and development expense	–	71,212	2,180	270,212
Consulting and professional fees	65,505	183,920	107,819	381,374
Insurance	27,326	6,973	56,518	22,381
Rent	6,780	4,050	12,190	8,505
Salaries and wages	354,429	277,013	857,285	3,806,466
Software expense	–	29,633	–	123,110
General and administrative	80,449	66,767	162,426	77,903
Total Operating expenses	618,048	768,182	1,474,531	4,967,662

Loss from operations	(519,427)	(606,796)	(1,279,452)	(4,706,916)

Other income / (expense), net
Change in fair value of derivative instrument	–	25,102	–	(213,053)
Gain on debt extinguishment	–	80,313	–	96,145
Gain on settlement of accounts payable	–	156,618	–	156,616
Other income	–	–	19,500	–
Interest income	–	–	1,500	–
Interest expense	(20,364)	(24,212)	(30,106)	(56,512)
Total other income (expense), net	(20,364)	237,821	(9,106)	(16,804)
Net loss before taxes	(539,791)	(368,985)	(1,288,558)	(4,723,720)
Income tax	–	–	–	–
Net loss	$(539,791)	$(368,985)	$(1,288,558)	$(4,723,720)

Net loss per common share - Basic and Diluted	$(0.00035)	$(0.00036)	$(0.00085)	$(0.00980)

Weighted average common shares outstanding - Basic & Diluted	1,531,592,608	1,035,682,403	1,524,691,793	481,805,430

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–

As at September 30, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for services	–	–	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–	–	–
Subscription receivable	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–

As at December 31, 2021	688	$1	9,938	$1	6,838,889	$684	–	$–

As at June 30, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Common stock to be issued for officer comp	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–

As at September 30, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–
Commitment shares – Leonite convertible note	–	–	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–

As at December 31, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

(continued)

	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2021	425,000	$43	1,900,000	$190	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Common stock for officer comp	–	–	–	–	–	–
Preferred stock for compensation	–	–	2,000,000	200	–	–
Shares sold for cash	–	–	–	–	–	–

As at September 30, 2021	425,000	$43	3,900,000	$390	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for services	–	–	–	–	–	–
Common stock for comp	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Preferred stock for compensation	–	–	100,000	10	(100,000)	(57,000)
Subscriptions receivable	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–

As at December 31, 2021	425,000	$43	4,000,000	$400	–	$–

As at June 30, 2022	425,000	$43	4,000,000	$400	–	$–

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Common stock to be issued for officer comp	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–

As at September 30, 2022	425,000	$43	4,000,000	$400	–	$–

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Common stock to be issued for officer comp	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–
Commitment shares – Leonite convertible note	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–

As at December 31, 2022	425,000	$43	4,000,000	$400	–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

For the Three and Six Months Ended December 31, 2022 and 2021 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Profit/Deficit	Total
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2021	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,300)

Loss for the period	–	–	–	–	–	(4,354,735)	(4,354,735)
Common stock for comp	7,000,000	700	5,000,000	60,000	74,300	–	135,000
Common stock for debt conversion	25,269,253	2,527	–	–	250,166	–	252,693
Common stock for officer comp	–	–	225,000	2,498		–	2,498
Preferred stock for compensation	–	–	–	–	2,999,800	–	3,000,000
Shares sold for cash	232,500,000	23,250	(10,000,000)	(100,000)	2,301,750	–	2,225,000

As at September 30, 2021	911,843,430	$91,185	15,275,000	$131,503	$28,358,311	$(30,728,962)	$(2,089,845)

Loss for the period	–	–	–	–	–	(368,985)	(368,985)
Common stock for services	10,000,000	1,000	(10,000,000)	(69,000)	68,000	–	–
Common stock for comp	–	–	225,000	2,422	–	–	2,422
Common stock for debt conversion	41,149,178	4,114	–	–	420,900	–	425,014
Preferred stock for compensation	–	–	–	–	56,990	–	–
Subscriptions receivable	–	–	–	–	(100,000)	–	(100,000)
Shares sold for cash	97,500,000	9,750	20,000,000	200,000	965,250	–	1,175,000

As at December 31, 2021	1,060,492,608	$106,049	25,500,000	$264,925	$29,769,450	$(31,097,947)	$(956,394)

As at June 30, 2022	1,493,142,608	$149,314	35,602,500	$407,677	$36,773,035	$(39,423,382)	$(2,092,227)

Loss for the period	–	–	–	–	–	(748,767)	(748,767)
Common stock for compensation	5,000,000	500	(2,000,000)	(30,000)	65,500	–	36,000
Common stock to be issued for compensation	–	–	32,500	441	–	–	441
Common stock for officer compensation	6,950,000	695	(6,950,000)	(101,262)	100,567	–	–
Common stock to be issued for officer comp	–	–	3,475,000	47,144	–	–	47,144
Shares issued for services	5,000,000	500	–	–	88,500	–	89,000
Shares sold for cash – prior quarter	21,500,000	2,150	(21,500,000)	(215,000)	212,850	–	–
Shares sold for cash – current quarter	–	–	67,950,000	604,500	–	–	604,500
Payment of subscription receivable	–	–	–	–	30,000	–	30,000

As at September 30, 2022	1,531,592,608	$153,159	76,610,000	$713,500	$37,270,452	$(40,172,149)	$(2,033,909)

Loss for the period	–	–	–	–	–	(539,791)	(539,791)
Common stock for compensation	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	32,500	210	–	–	210
Common stock for officer compensation	–	–	–	–	–	–	–
Common stock to be issued for officer comp	–	–	3,475,000	22,422	49	–	22,471
Shares issued for services	–	–	–	–	–	–	–
Commitment shares – Leonite convertible note	–	–	15,000,000	49,936	–	–	49,936
Shares sold for cash – prior quarter	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	312,500	25,000	–	–	25,000
Payment of subscription receivable	–	–	–	–	–	–	–

As at December 31, 2022	1,531,592,608	$153,159	95,430,000	$811,068	$37,270,501	$(40,711,940)	$(2,476,083)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended December 31, 2022 and 2021 (unaudited)

	2022	2021
Cash flow from operating activities
Net loss	$(1,288,558)	$(4,723,720)
Adjustment for non-cash charges and other items:
Depreciation	5,831	3,349
Amortization of deferred debt issuance costs	3,480	–
Stock compensation expense	195,266	3,139,920
Change in fair value of derivative instrument	–	213,053
Gain on debt extinguishment	–	(96,145)
Gain on settlement of accounts payable	–	(156,616)
Amortization of debt discount	3,629	–
	(1,080,352)	(1,620,159)
Changes in working capital
Decrease / (increase) in accounts receivable	(9,206)	12,936
Decrease / (increase) in inventory	(57,106)	–
Decrease / (increase) in prepaid inventory	62,040	–
Decrease / (increase) in prepaid expenses	(3,900)	9,402
(Decrease) / increase in trade and other payables	(12,079)	(61,688)
(Decrease) / increase in accrued expenses	29,883	73,424
(Decrease) / increase in accrued expenses - related party	26,814	(207,444)
(Decrease) / increase in deferred revenue	(11,874)	(13,283)
	24,572	(186,653)
Cash flow used in operating activities	$(1,055,780)	$(1,806,812)

Cash flow from investing activities
Purchase of property and equipment	(9,442)	(50,000)
Cash flow used in financing activities	(9,442)	(50,000)

Cash flow from financing activities
Proceeds from note payable	–	25,000
Proceeds received from related parties	155,800	–
Proceeds from issuance of convertible notes	240,000	–
Proceeds from issuance of stock for cash	659,500	3,300,000
Repayments of note payable	(15,109)	(685,510)
Payments to related parties	–	(30,155)
Cash flow provided by financing activities	1,040,191	2,609,335
(Decrease) Increase in cash and cash equivalents	(25,031)	752,523
Cash and cash equivalents at the beginning of the period	70,505	847,430
Cash and cash equivalents at end of the period	$45,474	$1,599,953

Cash paid for interest and taxes
Interest	$–	$–
Taxes	$–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

WEARABLE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 (unaudited) and June 30, 2022

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

Basis of presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2022, and the results of operations and changes in shareholders’ deficit for the three and six months ended December 31, 2022 and cash flows for the six months ended December 31, 2022. The balance sheet as of June 30, 2022, is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on this Form 10-K for the fiscal year ended June 30, 2022.

The results of operations for the three and six months ended December 31, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2023.

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

Accounts Receivable – The Company estimates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. The Company charges off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. The Company considers any balance unpaid after the contract payment period to be past due. There are $32,911 and $-0- in accounts receivable net of allowances of $23,705 and $-0- at December 31, 2022 and June 30, 2022, respectively.

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

	3 months ended December 31,		6 months ended December 31,
REVENUES	2022	2021	2022	2021
Hardware revenue	$23,849	23,402	$50,725	76,985
Service revenue	174,190	281,122	363,774	529,634
TOTAL REVENUES	$198,039	304,524	$414,499	606,619

The following table discloses changes in unearned revenue for the six months ended December 31, 2022 and 2021:

	2022	2021
Balance at beginning of period - June 30,	$80,880	$108,298
Deferred revenue	84,241	120,313
Recognition of unearned revenue	(96,115)	(133,596)
Balance at the end of the period - December 31,	$69,006	$95,015

Deferral of revenues at December 31, 2022 and December 31, 2021 was $69,006 and $95,015, respectively. The deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at December 31, 2022 and December 31, 2021, respectively. We have no agreements longer than 12 months.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. For the three and six months ended December 31, 2022 and 2021, the Company recorded $-0- and $71,212 and $2,180 and $270,212 in research and development costs, respectively.

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

	Basis of conversion	Dilution	2022	2021
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,376	1,376
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	6,838,889 shares outstanding	1 share C: 10 shares	68,388,890	68,388,890
Series D Convertible	425,000 shares outstanding	1 share D: 10 shares	4,250,000	4,250,000
Series E Convertible	4,000,000 shares outstanding	1 share E: 100 shares	400,000,000	400,000,000
			472,660,142	472,660,142

The Company has incurred losses for the past two years, as a result, the basic and diluted share bases will be presented as the same. For the three-month periods ended December 31, 2022 and 2021, the Company incurred losses of ($0.00035) and ($0.00036) per basic share and diluted share, respectively. For the six months ended December 31, 2022 and 2021, the Company incurred losses of ($0.00085) and ($0.00980) per basic share and diluted share, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from shareholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company early adopted the ASU on July 1, 2022, the beginning of its fiscal year.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements for the three and six months ended December 31, 2022 and 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at December 31, 2022 and June 30, 2022, the Company has shown losses for the last two years and has an accumulated deficit of ($40,711,940) and ($39,423,382), respectively.

During the six months ended December 31, 2022, the Company has net cash used in operating activities of $1,055,780 as well as stock compensation non-cash expense of $195,266 and a net loss of $1,288,558. The Company had net cash flow of $1,040,191 from financing activities in the six months ended December 31, 2022, which resulted in a working capital deficit of $2,430,294 as of December 31, 2022. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

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

As of December 31, 2022 and June 30, 2022, the Company had $64,170 and $7,064 in inventory, respectively, as well as $-0- and $62,040 in prepaid inventory, respectively.

As of December 31, 2022 and June 30, 2022, the Company had $3,900 and $-0- in prepaid expenses, respectively.

Note 5 – Property and Equipment

The Company has $20,000 in furnishings, $19,689 in office computers and equipment, and capitalized software development costs of $45,900 which are fully depreciated. On August 30, 2021, the Company purchased its dealer portal for $50,000 for internal use, amortized over 60 months. On September 26, 2022, the Company purchased used furniture for $9,442 for its office warehouse located in Mequon, WI and the Company is depreciating the used furniture over 36 months.

As of December 31, 2022 and June 30, 2022, the Company recorded $45,262 and $41,651 in net Property and Equipment, respectively:

	December 31, 2022	June 30, 2022
Furniture	$29,442	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer Portal	50,000	50,000
Property, plant, and equipment	145,031	135,589
Less accumulated depreciation	(99,769)	(93,938)
Net property, plant, and equipment	$45,262	$41,651

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $45,861 and $57,940, directly related to operating costs, as of December 31, 2022 and June 30, 2022, respectively.

Accrued expenses and other current liabilities are expenses that have been incurred but not yet paid, and mainly include legal fees, audit fees and other professional fees as well as accrued interest in connection with the credit line and notes payable. The Company recorded $404,021 and $374,278 in accrued expenses and other current liabilities as of December 31, 2022 and June 30, 2022, respectively.

Note 7 – Notes Payable and Note payable-other

Notes payable consists of notes payable from our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, short term notes payable, and notes payable-BOAPIN portal, as follows:

	December 31, 2022	June 30, 2022
Notes from subsidiary	$159,134	$174,243
Notes payable – Reg A deposits	138,856	138,856
Short term bridge loan	100,000	100,000
Total Notes Payable	$397,990	$413,099

Notes Payable - subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 6.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	December 31, 2022	June 30, 2022
Wells Fargo Loan	$8,770	$8,770
On Deck Loan	139,569	139,569
Susquehanna Salt Loan	–	10,500
Prosper Loans	9,994	9,994
Marcus Loan	801	5,410
Total Notes from Subsidiary (See Table Above)	$159,134	$174,243

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

At December 31, 2022 and June 30, 2022, the Company recorded a short term note payable of $100,000, respectively. During the three and six months ended December 31, 2022, the Company expensed $3,000 and $6,000 in interest expense, respectively. During the three and six months ended December 31, 2021, the Company expensed $4,668 and $15,649, respectively. The accrued interest payable at December 31, 2022 and June 30, 2022 was $82,677 and $76,677, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

At December 31, 2022 and June 30, 2022, the Company has recorded $138,856 and $138,856 in notes payable for stock purchases under Reg A. During the three and six months ended December 31, 2022, the Company recorded interest expense of $2,700 and $5,400, respectively. During the three and six months ended December 31, 2021, the Company recorded interest expense of $2,700 and $8,736, respectively. The accrued interest payable at December 31, 2022 and June 30, 2022 was $17,707 and $12,307, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

During the three and six months ended December 31, 2022, the Company recorded interest expense of $500 and $1,000, respectively. During the three and six months ended December 31, 2021, the Company recorded interest expense of $500 and $1,000, respectively. The accrued interest payable at December 31, 2022 and June 30, 2022 was $12,282 and $11,282, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

As of December 31, 2022 and June 30, 2022, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

Convertible Note – Leonite Capital, LLC

On December 5, 2022, the Company, (the “Borrower”), received $250,000 on issuing the first tranche of $1,000,000 senior secured convertible note (“Leonite Convertible Note”) from Leonite Capital, LLC, a Delaware limited liability company (“Leonite”), net of an original issue discount of $62,500. The term of the convertible note is fifteen months from the date of closing and matures on March 5, 2024. The Company is required to only pay interest expense on a monthly basis for the first six months of the term. During the three and six months ended December 31, 2022, the Company accrued $2,382 of interest expense related to the convertible notes. The Company will begin making nine equal amortization payments of $34,722 commencing in the month of July 2023. The last three months of the scheduled amortization payments are recorded as long-term convertible notes totaling $104,167 on the Company’s balance sheet at December 31, 2022. The Company is required to issue 15,000,000 commitment shares valued at $78,000 to Leonite of which $28,064 was charged to common stock to be issued. In addition, the Company also paid Leonite $10,000 for legal fees incurred by Leonite related to this transaction. The commitment shares and the legal fees have been recorded as deferred debt issuance costs totaling $59,936. The Company amortized $3,480 of the deferred debt issuance costs during the three and six months ended December 31, 2022 and the Company also amortized $3,629 of the original issue discount during the three and six months ended December 31, 2022. The Leonite Convertible Note bears annual interest at the greater of 10% or the Prime Rate plus three percent (3%). The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.007 per share with anti-dilution features.

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

As of December 31, 2022 and June 30, 2022, the Company has recorded $397,500 and $397,500 in outstanding line of credit balance, respectively.

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with two creditors: On Deck and Susquehanna Salt, noted in the table above. The Company ceased paying the loan payments and paid to MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and MCA Cure assured they had enough funds to negotiate with the creditors. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 by the creditors. $18,705 was subsequently refunded by the collection firm. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan, and has booked a reserve against the $90,875 funds paid to MCA Cure. The Company has hired an attorney and is making every effort to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation. As of December 31, 2022 and June 30, 2022, the Company recorded $-0- and $-0- in prepaid fund to MCA Cure, and $139,569 and $139,569 in indebtedness to On Deck. The Company negotiated a settlement with Susquehanna Salt for the loan balance, and as of December 31, 2022 and June 30, 2022, the Company recorded indebtedness to Susquehanna Salt of $-0- and $10,500, respectively.

Note 10 – Stockholders’ Deficit

Preferred Stock:

The Company is currently authorized to issue 25,000,000 shares of preferred stock, par value of $0.0001.

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of December 31, 2022 and June 30, 2022, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval. As of December 31, 2022 and June 30, 2022, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

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

The Company issued 6,700,003 shares for the BOAPIN asset purchase; these shares were issued on September 1, 2020. As of December 31, 2022 and June 30, 2022, 6,838,889 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval. As of December 31, 2022 and June 30, 2022, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

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

As of December 31, 2022 and June 30, 2022, 4,000,000 and 4,000,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively

Common Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share.

During the six months ended December 31, 2022, the Company issued 6,950,000 shares to its officers as compensation (of which 6,162,500 shares were granted in a prior period), valued at $101,262 or $.0146 per share; 5,000,000 shares to an employee as compensation, valued at $66,000 or $0.0132 per share; 21,500,000 shares issued to investors, valued at $215,000 or $0.01 per share; and 5,000,000 shares issued for services, valued at $89,000 or $0.0178 per share. All shares were recorded at the stock price of the date of agreement or grant.

During the six months ended December 31, 2022, the Company also recorded shares to be issued of 6,950,000 to its officers as compensation, valued at $69,616 or $.0100 per share, and shares to be issued of 65,000 to an employee as compensation, valued at $651 or $0.0100 per share. In addition, the Company recorded commitment shares to be issued of 15,000,000 valued at $78,000 or $0.0052 per share to Leonite Capital LLC in connection with the issuance of convertible notes on December 5, 2022. All shares were recorded at the stock price of the date of agreement or grant.

During the six months ended December 31, 2022, the Company received proceeds totaling $629,500 in connection with the issuance of 68,262,500 shares of common stock. Of the total proceeds received, $325,000 in proceeds was received from the issuance of 37,812,500 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. The remaining proceeds of $304,500 was received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01. These shares are yet to be issued as of December 31, 2022.

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

As of December 31, 2022 and June 30, 2022, the Company has 1,531,592,608 and 1,493,142,608 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2022 and June 30, 2022, the Company has recorded a Note payable-BOAPIN of $170,000 and $170,000, respectively. During the three and six months ended December 31, 2022, the Company recorded interest expense of $3,428 and $6,856, respectively. During the three and six months ended December 31, 2021, the Company recorded interest expense of $6,521 and $15,090, respectively. The accrued interest balance at December 31, 2022 and June 30, 2022 was $56,271 and $49,415, respectively.

Related party debt, net

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made. The following table reflects the composition of the related party debt, net balance at December 31, 2022 and June 30, 2022. The Company had a receivable from certain management employees totaling $155,800 at June 30, 2022. The total receivable balance was subsequently collected by the Company on September 27, 2022.

	December 31,	June 30,
	2022	2022
Related parties – subsidiary	$177,320	$202,875
Due from related parties	–	(155,800)
Accrued salaries, bonus, fees	63,334	10,965
Total loans from related parties, net	$240,654	$58,040

Note 12 – Commitments and contingencies

Legal Matters

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

1)	Wearable Health Solutions, Inc. v. Barry Honig, GRQ Consultants Inc., Benza Pharma LLC and John Does 1-10, Supreme Court of the State of New York County of New York, July 22, 2021. Company is disputing the validity of Notes from 3/2016 and seeking damages, reparations, and related costs.

2)	GRQ Consultants, Inc. v. Wearable Health Solutions, Inc., Supreme Court of the State of New York, County of New York, August 26, 2021, Parties are seeking summary judgment of $50,000 plus accrued interest in response to lawsuit by Company regarding $50,000 loan from 11/2016.

3)	Benza Pharma LLC, Sandor Capital, LP, and John Lemak v. Wearable Health Solutions, Inc., District Court, Clark County, Nevada, Parties are seeking summary judgment of $3,000,000 plus accrued interest in regards to convertible notes payable from March, 2016. The Company believes that there is a very low probability that it will pay this amount and as a result has not accrued for it on the Company’s balance sheet. (See Note 15)

4)	Medical Alarm Concepts LLC v. MCA Cure, LLC, Superior Court of New Jersey, Law Division, Morris County. Company is seeking return of payments for non-performance plus attorney fees and court costs. A settlement was reached between the parties whereby MCA Cure will pay an initial $10,000 and $6,500 each month until debt is satisfied in 2023 (See Note 14).

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

The Company maintains its corporate office at 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. The Company currently pays $175 a month for its office space and the term is month-to-month. The Company’s subsidiary maintained a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The three-year lease at $1,100 per month expired on September 30, 2021, and was renewed for 12 months at $1,300 per month beginning October 1, 2021 and expiring on September 30, 2022. The subsidiary subsequently entered into a month-to-month arrangement with this office warehouse and then terminated the arrangement and vacated the facility as of December 31, 2022. The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent for this new warehouse space is currently $1,325 per month for the first twelve months of the lease agreement. Expenditures for the six months ending December 31, 2022 and 2021 are as follows:

	2022	2021
Rent expense	$12,190	$7,700

The Company leased a fulfillment center in the U.S., which was classified as an operating lease which subsequently expired on September 30, 2022. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are for a fulfillment center, generally have a lease term between 3 and 5 years. The Company’s leases are comprised of fixed lease payments and also include executory costs such as common area maintenance, as well as property insurance and property taxes. The Company has elected to account for the lease and non-lease components as a single lease component for its real estate leases. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. The Company’s lease agreement for its warehouse space located in King of Prussia, Pennsylvania expired on September 30, 2022. The Company has terminated the month-to-month arrangement and has vacated the warehouse located in King of Prussia, Pennsylvania as of December 31, 2022. As a result, the Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent which commenced in September 2022 is $1,325 per month and increases approximately 3% annually thereafter. The discount rate used was determined based on the available data as of the lease commencement date. The Right-of-use (“ROU”) asset value added as a result of this new lease agreement was $43,058. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s consolidated balance sheet as of December 31, 2022.

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

For the six months ended December 31, 2022, total operating lease cost was $12,190 and is recorded in general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of December 31, 2022:

Fiscal Year Ending June 30,

2023	$7,950
2024	16,250
2025	16,670
July & August 2025	2,790
Total future minimum lease payments	43,660
Less imputed interest	(4,734)
Total present value of future minimum lease payments	$38,926

As of December 31, 2022

Operating lease right-of-use assets	$38,786

Accrued lease liability	13,256
Long-term lease liability	25,670
$38,926

As of December 31, 2022

Weighted Average Remaining Lease Term	2.67 years
Weighted Average Discount Rate	8.44%

Note 14 – Other income - settlement

Settlement

In 2019, the Company engaged MCA Cure to negotiate settlements with two note holders, and paid MCA Cure a total of $97,625. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 and $18,705, being subsequently refunded, and engaged an attorney to recover funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan and has hired an attorney to recover funds and damages from MCA Cure. In February 2022, a settlement was reached with MCA Cure for fees and attorney costs of $105,125, amortized at 1.5%, by which the Company would receive an initial payment of $10,000, and $6,500 monthly until the debt is satisfied in May 2023, with stipulations for any potential default. MCA Cure ceased making payments to the Company in the three month period ended December 2022, and as a result the Company is currently in the process of reopening its legal case against MCA Cure.

For the six months ended December 31, 2022 and 2021, the Company recorded $19,500 and $-0- in other income related to this settlement agreement, respectively.

Note 15 – Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued and determined that there are no material events that are required to be disclosed.

On January 27, 2023, the Company terminated the employment of Jennifer Loria, the Chief Operating Officer of the Company’s operating subsidiary, Medical Alarm Concepts, LLC.

On February 3, 2023, the plaintiffs in the case of Sandor Capital, LP and John Lemak v. Wearable Health Solutions, Inc., informed the Company that they would be discontinuing their legal action against the Company.

On February 7, 2023, the Company issued 2,662,500 shares valued at $28,846 or $0.011 per share to certain members of management. These shares were recorded at the stock price of the date of agreement or grant.

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

Results of Operations

Results for the Three Months Ended December 31, 2022, compared to the Three Months Ended December 31, 2021

Working Capital	December 31, 2022 $	June 30, 2022 $
Cash	45,474	70,505
Current Assets	124,750	297,409
Current Liabilities	2,555,044	2,431,287
Working Capital (Deficit)	(2,430,294)	(2,133,878)

Cash Flows for the Six Months Ended:	December 31, 2022 $	December 31, 2021 $
Cash Flows used in Operating Activities	(1,055,780)	(1,806,812)
Cash Flows used in Investing Activities	(9,442)	(50,000)
Cash Flows provided by Financing Activities	1,040,191	2,609,335
Net (Decrease) Increase in Cash During Period	(25,031)	752,523

Operating Revenues

The Company had revenues of $198,039 and $304,524 for the three months ended December 31, 2022 and 2021, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended December 31, 2022 and 2021 was $99,418 and $143,138, respectively. Cost of revenues decreased for the three months ended December 31, 2022 primarily due to less hardware purchases in 2022.

Gross Profit

The Company’s gross profit for the three months ended December 31, 2022 was $98,621, compared to $161,386 for the three months ended December 31, 2021. The decrease in the Company’s gross profit was due primarily to the decrease in hardware revenues in 2022 as compared to 2021.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the three months ended December 31, 2022, general and administrative expenses were $618,048 compared to $768,162 for the three months ended December 31, 2021. The primary expenses for the three months ended December 31, 2022 were salaries and wages and consulting and professional fees totaling $419,934; the primary expenses for the three months ended December 31, 2021 were salaries and wages and consulting and professional fees totaling $460,933.

Other (Income) Expense, net

The Company had other (income) expense, net for the three months ended December 31, 2022 and 2021 of $20,364 and $(237,821), respectively. Other (income) expense, net for the three months ended December 31, 2022 was all interest expense. Other (income) expense, net for the three months ended December 31, 2021 consisted mainly of change in fair value of derivative instrument of $(25,102), gain on debt extinguishment of $(80,313), gain on settlement of accounts payable of $(156,618), and interest expense of $24,212.

Net loss

The net loss for the three months ended December 31, 2022, was $539,791 compared to $368,985 for the three months ended December 31, 2021.

Results for the Six Months Ended December 31, 2022, compared to the Six Months Ended December 31, 2021

Revenues

The Company had revenues of $414,499 and $606,619 for the six months ended December 31, 2022 and 2021, respectively.

Cost of Revenues

The Company’s cost of revenues for the six months ended December 31, 2022 and 2021 was $219,420 and $345,873, respectively.

Gross Profit

The Company’s gross profit for the six months ended December 31, 2022 and 2021 was $195,079, and $260,746, respectively. The decrease in the Company’s gross profit in 2022 as compared to 2021 was due primarily to the decrease in hardware sales.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the six months ended December 31, 2022, general and administrative expenses were $1,474,531 compared to $4,967,662 for the six months ended December 31, 2021. The primary expenses for 2022 were salaries and wages of $857,285; the primary expenses for 2021 were salaries and wages and consulting and professional services of $3,806,466 and 381,374, respectively.

Other (Income) Expense, net

The Company had other (income) expense, net for the six months ended December 31, 2022 and 2021 of $9,106 and $16,804, respectively. Other (income) expense, net for the six months ended December 31, 2022 consisted of interest expense of $30,106 which was offset in part by $19,500 in settlement proceeds and interest income of $1,500. The Company had other income (expense), net for the six months ended December 31, 2021 of $16,804. Other (income) expense, net for the six months ended December 31, 2021 consisted of change in fair value of derivative instrument of $213,053, gain on debt extinguishment of $(96,145), gain on settlement of accounts payable of $(156,616), and interest expense of $56,512.

Net loss

The net loss for the six months ended December 31, 2022, was $1,288,558 compared to $4,723,720 for the comparable period ended December 31, 2021.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds and through the sale of equity.

At December 31, 2022, the Company had total current assets of $124,750. Current assets consisted primarily of cash and inventory. At December 31, 2022, the Company had total current liabilities of $2,555,044 compared to $2,431,287, at June 30, 2022. Current liabilities consisted primarily of accounts payable, accrued liabilities and accrued compensation, notes payable and convertible notes.

We had negative working capital of $2,430,294 as of December 31, 2022.

Cash flow from Operating Activities

During the six months ended December 31, 2022, cash used in operating activities was $(1,055,780) compared to $(1,806,812) for the same period ended December 31, 2021. The decrease in the amount of cash used in operating activities was primarily due to the decrease in the net loss resulting from the lower salaries and wages incurred in the six months ended December 31, 2022 as compared to the six months ended December 31, 2021.

Cash flow from Financing Activities

For the six months ended December 31, 2022, cash provided by financing activities was $1,040,191 compared to $2,609,335 provided during the six months ended December 31, 2021.

Quarterly Developments

None.

Subsequent Developments

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued and determined that there are no material events that are required to be disclosed.

On January 27, 2023, the Company terminated the employment of Jennifer Loria, the Chief Operating Officer of the Company’s operating subsidiary, Medical Alarm Concepts, LLC.

On February 3, 2023, the plaintiffs in the case of Sandor Capital, LP and John Lemak v. Wearable Health Solutions, Inc., informed the Company that they would be discontinuing their legal action against the Company.

On February 7, 2023, the Company issued 2,662,500 shares valued at $28,846 or $0.011 per share to certain members of management. These shares were recorded at the stock price of the date of agreement or grant.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $40,711,940 as of December 31, 2022. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from shareholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company early adopted the ASU on July 1, 2022, the beginning of its fiscal year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended December 31, 2022.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended December 31, 2022; Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2022, the Company received proceeds totaling $629,500 in connection with the issuance of 68,262,500 shares of common stock. Of the total proceeds received, $325,000 in proceeds was received from the issuance of 37,812,500 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. The remaining proceeds of $304,500 was received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01.

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

WEARABLE HEALTH SOLUTIONS, INC.

Wearable Health Solutions, Inc.

/s/ Harrysen Mittler	February 21, 2023
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Vincent S. Miceli	February 21, 2023
Vincent S. Miceli, CFO, Principal Financial Officer and Principal Accounting Officer	Date

/s/ Peter Pizzino	February 21, 2023
Peter Pizzino, Director	Date

