Form 10-Q
period 2023-03-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2023-05-22
CIK 1443089

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 22, 2023
Common Stock, $0.0001	1,561,255,108

WEARABLE HEALTH SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

As at March 31, 2023 and June 30, 2022

	March 31, 2023	June 30, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,341	$70,505
Accounts receivable, net	812	–
Due from related parties (See Footnote 11)	–	155,800
Accounts receivable, other	2,000	2,000
Inventory	33,281	7,064
Prepaid inventory	–	62,040
Total Current Assets	52,434	297,409

Property and Equipment
Property and equipment (net of $17,466 and $8,349 depreciation, as of March 31, 2023 and June 30, 2022, respectively)	41,976	41,651
Total Property and Equipment	41,976	41,651
Right-of-use assets	35,505	–

Total Assets	$129,915	$339,060

LIABILITIES and SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES (Note 12)	–	–

Current liabilities
Accounts payable	$66,081	$57,940
Accrued expenses and other current liabilities	446,650	374,278
Short-term lease liability	13,643	–
Related party debt, net	508,252	213,840
Deferred revenue	61,473	80,880
Line of credit	397,500	397,500
Notes payable	397,189	413,099
Note payable - other	50,000	50,000
Note payable - related party	170,000	170,000
Convertible notes – Leonite, net of debt discount of $46,371 and $-0-, respectively, and deferred debt issuance costs of $44,469 and $-0-, respectively	221,660	–
Convertible notes - other	673,750	673,750
Total current liabilities	3,006,198	2,431,287
Long-term lease liability	22,107	–

TOTAL LIABILITIES	3,028,305	2,431,287

SHAREHOLDERS’ DEFICIT
Preferred stock - 25,000,000 Shares Authorized, par value $0.0001
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	$1	$1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 authorized, 6,838,889 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	43	43
Series E Preferred Stock $0.0001 par value, 4,000,000 shares designated, 4,000,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	400	400

Common stock
Common Stock: $0.0001 par value; 3,000,000,000 shares authorized,1,549,255,108 and 1,493,142,608 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	154,926	149,314
Common stock to be issued (98,242,500 and 35,602,500 shares as of March 31, 2023 and June 30, 2022, respectively)	814,555	407,677
Additional paid-in capital	37,365,081	36,773,035
Accumulated deficit	(41,234,081)	(39,423,382)
Total Shareholders’ Deficit	(2,898,390)	(2,092,227)
Total Liabilities and Shareholders’ Deficit	$129,915	$339,060

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue	$193,745	$212,982	$608,244	$819,601
Cost of sales	(135,207)	(111,434)	(354,627)	(457,307)
Gross profit	58,538	101,548	253,617	362,294

Operating expenses
Selling expense	33,784	44,346	304,066	318,708
Depreciation	3,286	2,500	9,117	5,849
Research and development expense	–	209,800	2,180	374,484
Consulting and professional fees	19,528	106,624	127,347	462,998
Insurance	35,557	28,124	92,075	50,507
Rent	4,080	4,050	16,270	12,555
Salaries and wages	358,386	6,974,610	1,215,671	10,904,649
Software expense	–	24,500	–	22,887
General and administrative	83,559	89,084	245,985	295,659
Total Operating expenses	538,180	7,483,638	2,012,711	12,448,296

Loss from operations	(479,642)	(7,382,090)	(1,759,094)	(12,086,002)

Other income / (expense), net
Change in fair value of derivative instrument	–	–	–	(213,053)
Gain on debt extinguishment	–	–	–	96,145
Gain on settlement of accounts payable	–	–	–	156,616
Other income	–	23,000	19,500	23,000
Interest income	–	–	1,500	–
Interest expense	(42,499)	(8,493)	(72,605)	(68,009)
Total other income (expense), net	(42,499)	14,507	(51,605)	(5,301)
Net loss before taxes	(522,141)	(7,367,583)	(1,810,699)	(12,091,303)
Income tax	–	–	–	–
Net loss	$(522,141)	$(7,367,583)	$(1,810,699)	$(12,091,303)

Net loss per common share - Basic and Diluted	$(0.00034)	$(0.00731)	$(0.00118)	$(0.01487)

Weighted average common shares outstanding - Basic & Diluted	1,536,378,441	1,008,459,767	1,528,530,473	813,299,239

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

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

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

(continued)

	Series A		Series B		Series C		Series C to be issued
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–

As at September 30, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–

As at December 31, 2022	688	$1	9,938	$1	6,838,889	$684	–	$–

Loss for the period	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–
Common stock to be issued compensation	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–

As at March 31, 2023	688	$1	9,938	$1	6,838,889	$684	–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

(continued)

	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2021	425,000	$43	1,900,000	$190	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Preferred stock for compensation	–	–	2,000,000	200	–	–
Shares sold for cash	–	–	–	–	–	–

As at September 30, 2021	425,000	$43	3,900,000	$390	100,000	$57,000

Loss for the period	–	–	–	–	–	–
Common stock for services	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Preferred stock for compensation	–	–	100,000	10	(100,000)	(57,000)
Subscriptions receivable	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–

As at December 31, 2021	425,000	$43	4,000,000	$400	–	$–

Loss for the period	–	–	–	–	–	–
Common stock for services	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–
Subscriptions receivable	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–

As at March 31, 2022	425,000	$43	4,000,000	$400	–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

(continued)

	Series D		Series E		Series E to be issued
	Shares	Amount	Shares	Amount	Shares	Amount

As at June 30, 2022	425,000	$43	4,000,000	$400	–	$–

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–

As at September 30, 2022	425,000	$43	4,000,000	$400	–	$–

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–
Commitment shares – Leonite convertible note	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–

As at December 31, 2022	425,000	$43	4,000,000	$400	–	$–

Loss for the period	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–
Commitment shares – Leonite convertible note	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–

As at March 31, 2023	425,000	$43	4,000,000	$400	–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Profit/Deficit	Total
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2021	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,300)

Loss for the period	–	–	–	–	–	(4,354,735)	(4,354,735)
Common stock for compensation	7,000,000	700	5,000,000	60,000	74,300	–	135,000
Common stock for debt conversion	25,269,253	2,527	–	–	250,166	–	252,693
Common stock for officer compensation	–	–	225,000	2,498		–	2,498
Preferred stock for compensation	–	–	–	–	2,999,800	–	3,000,000
Shares sold for cash	232,500,000	23,250	(10,000,000)	(100,000)	2,301,750	–	2,225,000

As at September 30, 2021	911,843,430	$91,185	15,275,000	$131,503	$28,358,311	$(30,728,962)	$(2,089,845)

Loss for the period	–	–	–	–	–	(368,985)	(368,985)
Common stock for services	10,000,000	1,000	(10,000,000)	(69,000)	68,000	–	–
Common stock for compensation	–	–	225,000	2,422	–	–	2,422
Common stock for debt conversion	41,149,178	4,114	–	–	420,900	–	425,014
Preferred stock for compensation	–	–	–	–	56,990	–	–
Subscriptions receivable	–	–	–	–	(100,000)	–	(100,000)
Shares sold for cash	97,500,000	9,750	20,000,000	200,000	965,250	–	1,175,000

As at December 31, 2021	1,060,492,608	$106,049	25,500,000	$264,925	$29,769,450	$(31,097,947)	$(956,394)

Loss for the period	–	–	–	–	–	(7,367,583)	(7,367,583)
Common stock for services	–	–	–	–	–	–	–
Common stock for compensation	–	–	402,132,500	6,470,634	–	–	6,470,634
Common stock for debt conversion	–	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–	–
Subscriptions receivable	–	–	–	–	–	–	–
Shares sold for cash	20,000,000	2,000	(20,000,000)	(200,000)	198,000	–	–

As at March 31, 2022	1,080,492,608	$108,049	407,632,500	$6,535,559	$29,967,450	$(38,465,530)	$(1,853,343)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Shareholders’ Deficit

For the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Profit/Deficit	Total
	Shares	Amount	Shares	Amount	Amount	Shares	Amount

As at June 30, 2022	1,493,142,608	$149,314	35,602,500	$407,677	$36,773,035	$(39,423,382)	$(2,092,227)

Loss for the period	–	–	–	–	–	(748,767)	(748,767)
Common stock for compensation	5,000,000	500	(2,000,000)	(30,000)	65,500	–	36,000
Common stock to be issued for compensation	–	–	32,500	441	–	–	441
Common stock for officer compensation	6,950,000	695	(6,950,000)	(101,262)	100,567	–	–
Common stock to be issued for officer compensation	–	–	3,475,000	47,144	–	–	47,144
Shares issued for services	5,000,000	500	–	–	88,500	–	89,000
Shares sold for cash – prior quarter	21,500,000	2,150	(21,500,000)	(215,000)	212,850	–	–
Shares sold for cash – current quarter	–	–	67,950,000	604,500	–	–	604,500
Fees incurred in connection with equity offering	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	30,000	–	30,000
Other	–	–	–	–	–	–	–

As at September 30, 2022	1,531,592,608	$153,159	76,610,000	$713,500	$37,270,452	$(40,172,149)	$(2,033,909)

Loss for the period	–	–	–	–	–	(539,791)	(539,791)
Common stock for compensation	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	32,500	210	–	–	210
Common stock for officer compensation	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	3,475,000	22,422	49	–	22,471
Shares issued for services	–	–	–	–	–	–	–
Commitment shares – Leonite convertible note	–	–	15,000,000	49,936	–	–	49,936
Shares sold for cash – prior quarter	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	312,500	25,000	–	–	25,000
Fees incurred in connection with equity offerings	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–

As at December 31, 2022	1,531,592,608	$153,159	95,430,000	$811,068	$37,270,501	$(40,711,940)	$(2,476,083)

Loss for the period	–	–	–	–	–	(522,141)	(522,141)
Common stock for compensation	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–
Common stock for officer compensation	2,662,500	266	(2,662,500)	(22,846)	22,580	–	–
Common stock to be issued for officer compensation	–	–	3,475,000	16,333	–	–	16,333
Shares issued for services	15,000,000	1,500	–	–	73,500	–	75,000
Commitment shares – Leonite convertible note	–	–	–	–	–	–	–
Shares sold for cash – prior quarter	–	–	–	–	–	–	–
Shares sold for cash – current quarter	–	–	2,000,000	10,000	–	–	10,000
Fees incurred in connection with equity offering	–	–	–	–	(1,500)	–	(1,500)
Payment of subscription receivable	–	–	–	–	–	–	–
Other	–	1	–	–	–	–	1

As at March 31, 2023	1,549,255,108	$154,926	98,242,500	$814,555	$37,365,081	$(41,234,081)	$(2,898,390)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2023 and 2022 (unaudited)

	2023	2022
Cash flow from operating activities
Net loss	$(1,810,699)	$(12,091,303)
Adjustment for non-cash charges and other items:
Depreciation	9,117	5,849
Amortization of deferred debt issuance costs	15,467	–
Stock-based compensation expense	286,600	9,610,554
Change in fair value of derivative instrument	–	213,053
Gain on debt extinguishment	–	(96,145)
Gain on settlement of accounts payable	–	(156,616)
Amortization of debt discount	16,129	–
	(1,483,386)	(2,514,608)
Changes in working capital
Decrease / (increase) in accounts receivable	(812)	25,694
Decrease / (increase) in inventory	(26,217)	–
Decrease / (increase) in prepaid inventory	62,040	–
Decrease / (increase) in prepaid expenses	–	16,485
(Decrease) / increase in trade and other payables	8,141	(67,992)
(Decrease) / increase in accrued expenses	72,617	99,393
(Decrease) / increase in accrued expenses - related party	225,047	(204,121)
(Decrease) / increase in deferred revenue	(19,407)	(25,992)
	321,409	(156,533)
Cash flow used in operating activities	(1,161,977)	(2,671,141)

Cash flow from investing activities
Purchase of property and equipment	(9,442)	(50,000)
Cash flow used in investing activities	(9,442)	(50,000)

Cash flow from financing activities
Proceeds from note payable	–	25,000
Proceeds received from related parties	225,165	–
Proceeds from issuance of convertible notes	240,000	–
Proceeds from issuance of stock for cash	669,500	3,300,000
Repayments of note payable	(15,910)	(825,864)
Fees paid in connection with equity offerings	(1,500)	–
Payments to related parties	–	(55,452)
Cash flow provided by financing activities	1,117,255	2,443,684
Decrease in cash and cash equivalents	(54,164)	(277,457)
Cash and cash equivalents at the beginning of the period	70,505	847,430
Cash and cash equivalents at end of the period	$16,341	$569,973

Non-Cash Investing and Financial Activities:
Conversions of notes and accrued interest	$–	$269,954

Cash paid for interest and taxes
Interest	$8,382	$–
Taxes	$–	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

WEARABLE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 (unaudited) and June 30, 2022

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

Basis of presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2023, and the results of operations and changes in shareholders’ deficit for the three and nine months ended March 31, 2023 and cash flows for the nine months ended March 31, 2023. The balance sheet as of June 30, 2022, is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended March 31, 2023, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2023.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary: Medical Alarm Concepts, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable – The Company estimates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. The Company charges off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. The Company considers any balance unpaid after the contract payment period to be past due. There are $24,517 and $-0- in accounts receivable net of allowances of $23,705 and $-0- at March 31, 2023 and June 30, 2022, respectively.

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

	3 months ended March 31,		9 months ended March 31,
REVENUES	2023	2022	2023	2022
Hardware revenue	$31,476	$5,659	$82,201	$82,644
Service revenue	162,269	207,323	526,043	736,957
TOTAL REVENUES	$193,745	$212,982	$608,244	$819,601

The following table discloses changes in unearned revenue for the nine months ended March 31, 2023 and 2022:

	2023	2022
Balance at beginning of period - June 30,	$80,880	$108,298
Deferred revenue	120,688	168,823
Recognition of unearned revenue	(140,095)	(194,815)
Balance at the end of the period - March 31,	$61,473	$82,306

Deferral of revenues at March 31, 2023 and March 31, 2022 was $61,473 and $82,306, respectively. The deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at March 31, 2023 and March 31, 2022, respectively. We have no agreements longer than 12 months.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. For the three and nine months ended March 31, 2023 and 2022, the Company recorded $-0- and $2,180 and $209,800 and $374,484 in research and development costs, respectively.

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

	Basis of conversion	Dilution	2023	2022
Series A Convertible	688 shares outstanding	1 share A: 2 shares	1,376	1,376
Series B Convertible	9,938 shares outstanding	1 share B: 2 shares	19,876	19,876
Series C Convertible	6,838,889 shares outstanding	1 share C: 10 shares	68,388,890	68,388,890
Series D Convertible	425,000 shares outstanding	1 share D: 10 shares	4,250,000	4,250,000
Series E Convertible	4,000,000 shares outstanding	1 share E: 100 shares	400,000,000	400,000,000
			472,660,142	472,660,142

The Company has incurred losses for the past two years, as a result, the basic and diluted share bases will be presented as the same. For the three-month periods ended March 31, 2023 and 2022, the Company incurred losses of ($0.00034) and ($0.00731) per basic share and diluted share, respectively. For the nine months ended March 31, 2023 and 2022, the Company incurred losses of ($0.00118) and ($0.01487) per basic share and diluted share, respectively.

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

Note 3 – Going Concern

The accompanying consolidated financial statements for the three and nine months ended March 31, 2023 and 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at March 31, 2023 and June 30, 2022, the Company has shown losses for the last two years and has an accumulated deficit of ($41,234,081) and ($39,423,382), respectively.

During the nine months ended March 31, 2023, the Company has net cash used in operating activities of $1,161,977 as well as stock compensation non-cash expense of $286,600 and a net loss of $1,810,699. The Company had net cash flow of $1,117,255 from financing activities in the nine months ended March 31, 2023, which resulted in a working capital deficit of $2,953,764 as of March 31, 2023. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

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

As of March 31, 2023 and June 30, 2022, the Company had $33,281 and $7,064 in inventory, respectively, as well as $-0- and $62,040 in prepaid inventory, respectively.

As of March 31, 2023 and June 30, 2022, the Company had $-0- and $-0- in prepaid expenses, respectively.

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

As of March 31, 2023 and June 30, 2022, the Company recorded $41,976 and $41,651 in net Property and Equipment, respectively:

	March 31, 2023	June 30, 2022
Furniture	$29,442	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer Portal	50,000	50,000
Property, plant, and equipment	145,031	135,589
Less accumulated depreciation	(103,055)	(93,938)
Net property, plant, and equipment	$41,976	$41,651

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded Accounts Payable of $66,081 and $57,940, directly related to operating costs, as of March 31, 2023 and June 30, 2022, respectively.

Accrued expenses and other current liabilities are expenses that have been incurred but not yet paid, and mainly include legal fees, audit fees and other professional fees as well as accrued interest in connection with the credit line and notes payable. The Company recorded $446,650 and $374,278 in accrued expenses and other current liabilities as of March 31, 2023 and June 30, 2022, respectively.

Note 7 – Notes Payable and Note payable-other

Notes payable consists of notes payable from our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, short term notes payable, and notes payable-BOAPIN portal, as follows:

	March 31, 2023	June 30, 2022
Notes from subsidiary	$158,333	$174,243
Notes payable – Reg A deposits	138,856	138,856
Short term bridge loan	100,000	100,000
Total Notes Payable	$397,189	$413,099

Notes Payable - subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 6.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	March 31, 2023	June 30, 2022
Wells Fargo Loan	$8,770	$8,770
On Deck Loan	139,569	139,569
Susquehanna Salt Loan	–	10,500
Prosper Loans	9,994	9,994
Marcus Loan	–	5,410
Total Notes from Subsidiary (See Table Above)	$158,333	$174,243

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

At March 31, 2023 and June 30, 2022, the Company recorded a short term note payable of $100,000, respectively. During the three and nine months ended March 31, 2023, the Company expensed $3,000 and $9,000 in interest expense, respectively. During the three and nine months ended March 31, 2022, the Company expensed $3,000 and $18,649, respectively. The accrued interest payable at March 31, 2023 and June 30, 2022 was $85,677 and $76,677, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

At March 31, 2023 and June 30, 2022, the Company has recorded $138,856 and $138,856 in notes payable for stock purchases under Reg A. During the three and nine months ended March 31, 2023, the Company recorded interest expense of $2,700 and $8,100, respectively. During the three and nine months ended March 31, 2022, the Company recorded interest expense of $2,700 and $8,736, respectively. The accrued interest payable at March 31, 2023 and June 30, 2022 was $20,407 and $12,307, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

During the three and nine months ended March 31, 2023, the Company recorded interest expense of $500 and $1,500, respectively. During the three and nine months ended March 31, 2022, the Company recorded interest expense of $500 and $1,000, respectively. The accrued interest payable at March 31, 2023 and June 30, 2022 was $12,782 and $11,282, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

As of March 31, 2023 and June 30, 2022, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

Convertible Note – Leonite Capital, LLC

On December 5, 2022, the Company, (the “Borrower”), received $250,000 on issuing the first tranche of $1,000,000 senior secured convertible note (“Leonite Convertible Note”) from Leonite Capital, LLC, a Delaware limited liability company (“Leonite”), net of an original issue discount of $62,500. The term of the convertible note is fifteen months from the date of closing and matures on March 5, 2024. The Company is required to only pay interest expense on a monthly basis for the first six months of the term. During the three and nine months ended March 31, 2023, the Company accrued $10,839 of interest expense related to the convertible notes. The Company will begin making nine equal amortization payments of $34,722 commencing in the month of July 2023. The Company is required to issue 15,000,000 commitment shares valued at $78,000 to Leonite of which $28,064 was charged to common stock to be issued. In addition, the Company also paid Leonite $10,000 for legal fees incurred by Leonite related to this transaction. The commitment shares and the legal fees have been recorded as deferred debt issuance costs totaling $59,936. The Company amortized $11,987 and $15,467 of the deferred debt issuance costs during the three and nine months ended March 31, 2023, respectively, and the Company also amortized $12,500 and $16,129 of the original issue discount during the three and nine months ended March 31, 2023, respectively. The Leonite Convertible Note bears annual interest at the greater of 10% or the Prime Rate plus three percent (3%). The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.007 per share with anti-dilution features.

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

As of March 31, 2023 and June 30, 2022, the Company has recorded $397,500 and $397,500 in outstanding line of credit balance, respectively.

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with two creditors: On Deck and Susquehanna Salt, noted in the table above. The Company ceased paying the loan payments and paid to MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and MCA Cure assured they had enough funds to negotiate with the creditors. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 by the creditors. $18,705 was subsequently refunded by the collection firm. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan, and has booked a reserve against the $90,875 funds paid to MCA Cure. The Company has hired an attorney and is making every effort to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation. As of March 31, 2023 and June 30, 2022, the Company recorded $-0- and $-0- in prepaid fund to MCA Cure, and $139,569 and $139,569 in indebtedness to On Deck. The Company negotiated a settlement with Susquehanna Salt for the loan balance, and as of March 31, 2023 and June 30, 2022, the Company recorded indebtedness to Susquehanna Salt of $-0- and $10,500, respectively.

Note 10 – Shareholders’ Deficit

Preferred Stock:

The Company is currently authorized to issue 25,000,000 shares of preferred stock, par value of $0.0001.

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of March 31, 2023 and June 30, 2022, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval. As of March 31, 2023 and June 30, 2022, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

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

The Company issued 6,700,003 shares for the BOAPIN asset purchase; these shares were issued on September 1, 2020. As of March 31, 2023 and June 30, 2022, 6,838,889 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval. As of March 31, 2023 and June 30, 2022, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

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

As of March 31, 2023 and June 30, 2022, 4,000,000 and 4,000,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share.

During the nine months ended March 31, 2023, the Company issued 9,612,500 shares to its officers as compensation (of which 8,825,000 shares were granted in a prior period), valued at $124,108 or $.0129 per share; 5,000,000 shares to an employee as compensation, valued at $66,000 or $0.0132 per share; 21,500,000 shares issued to investors, valued at $215,000 or $0.01 per share; and 20,000,000 shares issued for services, valued at $164,000 or $0.0082 per share. All shares were recorded at the stock price of the date of agreement or grant.

During the nine months ended March 31, 2023, the Company also recorded shares to be issued of 10,425,000 to its officers as compensation, valued at $85,949 or $.0082 per share, and shares to be issued of 65,000 to an employee as compensation, valued at $651 or $0.0100 per share. In addition, the Company recorded commitment shares to be issued of 15,000,000 valued at $78,000 or $0.0052 per share to Leonite Capital LLC in connection with the issuance of convertible notes on December 5, 2022. All shares were recorded at the stock price of the date of agreement or grant.

During the nine months ended March 31, 2023, the Company received proceeds totaling $639,500 in connection with the issuance of 70,262,500 shares of common stock. Of the total proceeds received, $325,000 in proceeds was received from the issuance of 37,812,500 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. Proceeds of $304,500 were received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01, and proceeds of $10,000 was received from the issuance of 2,000,000 common shares that were issued under the terms of a subscription agreement at the contract price of $0.005. These shares are yet to be issued as of March 31, 2023.

For the nine months ended March 31, 2022, the Company issued 7,000,000 common shares to employees and contractors for contractual bonuses, valued at $75,000 or $.0107 per share, accrued 5,000,000 shares in bonuses to be paid, valued at $52,500 or $.0105 per share, issued 66,418,431 for $260,000 in debt, $9,954 in interest, and $9,000 in fees, valued at $677,707, accrued 450,000 to be issued for management compensation, valued at $4,920 an average of $.0109 per share, and sold 340,000,000 shares under the Reg A at $3,400,000 or $.01 per share, 10,000,000 of which were accrued to be issued as of March 31, 2022. All shares were recorded at the quoted stock price of the date of agreement or grant.

As of March 31, 2023 and June 30, 2022, the Company has 1,549,255,108 and 1,493,142,608 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2023 and June 30, 2022, the Company has recorded a Note payable-BOAPIN of $170,000 and $170,000, respectively. During the three and nine months ended March 31, 2023, the Company recorded interest expense of $3,353 and $10,209, respectively. During the three and nine months ended March 31, 2022, the Company recorded interest expense of $6,521 and $15,090, respectively. The accrued interest balance at March 31, 2023 and June 30, 2022 was $59,624 and $49,415, respectively.

Related party debt, net

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made. The following table reflects the composition of the related party debt, net balance at March 31, 2023 and June 30, 2022. The Company had a receivable from certain management employees totaling $155,800 at June 30, 2022. The total receivable balance was subsequently collected by the Company on September 27, 2022.

	March 31,	June 30,
	2023	2022
Related parties – subsidiary	$177,320	$202,875
Due from related parties	–	(155,800)
Accrued salaries, bonus, fees	330,932	10,965
Total loans from related parties, net	$508,252	$58,040

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

The Company maintains its corporate office at 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. The Company currently pays $175 a month for its office space and the term is month-to-month. The Company’s subsidiary maintained a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The three-year lease at $1,100 per month expired on September 30, 2021, and was renewed for 12 months at $1,300 per month beginning October 1, 2021 and expiring on September 30, 2022. The subsidiary subsequently entered into a month-to-month arrangement with this office warehouse and then terminated the arrangement and vacated the facility as of December 31, 2022. The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent for this new warehouse space is currently $1,325 per month for the first twelve months of the lease agreement. Expenditures for the nine months ending March 31, 2023 and March 31, 2022 are as follows:

	2023	2022
Rent expense	$16,270	$12,555

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. The Company’s lease agreement for its warehouse space located in King of Prussia, Pennsylvania expired on September 30, 2022. The Company has terminated the month-to-month arrangement and has vacated the warehouse located in King of Prussia, Pennsylvania as of December 31, 2022. As a result, the Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent which commenced in September 2022 is $1,325 per month and increases approximately 3% annually thereafter. The discount rate used was determined based on the available data as of the lease commencement date. The Right-of-use (“ROU”) asset value added as a result of this new lease agreement was $43,058. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s consolidated balance sheet as of March 31, 2023.

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

For the nine months ended March 31, 2023, total operating lease cost was $16,270 and is recorded in general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of March 31, 2023:

Fiscal Year Ending June 30,

2023	$3,975
2024	16,250
2025	16,670
July & August 2025	2,790
Total future minimum lease payments	39,685
Less imputed interest	(3,935)
Total present value of future minimum lease payments	$35,750

As of March 31, 2023

Operating lease right-of-use assets	$35,505

Accrued lease liability	13,643
Long-term lease liability	22,107
$35,750

As of March 31, 2023

Weighted Average Remaining Lease Term	2.42 years
Weighted Average Discount Rate	8.44%

Note 14 – Other income - settlement

Settlement

In 2019, the Company engaged MCA Cure to negotiate settlements with two note holders, and paid MCA Cure a total of $97,625. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 and $18,705, being subsequently refunded, and engaged an attorney to recover funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan and has hired an attorney to recover funds and damages from MCA Cure. In February 2022, a settlement was reached with MCA Cure for fees and attorney costs of $105,125, amortized at 1.5%, by which the Company would receive an initial payment of $10,000, and $6,500 monthly until the debt is satisfied in May 2023, with stipulations for any potential default. MCA Cure ceased making payments to the Company in the three-month periods ended December 2022 and March 31, 2023, and as a result the Company is reopening its legal case against MCA Cure and an arbitration hearing has been scheduled for June 22, 2023.

For the nine months ended March 31, 2023 and 2022, the Company recorded $19,500 and $-0- in other income related to this settlement agreement, respectively.

Note 15 – Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued and determined that there are no material events that are required to be disclosed.

On April 4, 2023, the Company issued 2,000,000 shares valued at $24,000 or $0.012 per share to a computer consultant. These shares were previously accrued for by the Company in a prior period and are included in the Company’s balance sheet line item labeled “Common stock to be issued” at March 31, 2023. These shares were recorded at the stock price of the date of agreement or grant.

On May 5, 2023, the Company received $50,000 in proceeds from the issuance of 10,000,000 shares at $0.005 pursuant to the Reg A offering terms and conditions. The Company incurred $8,000 in legal fees related to this transaction.

On May 10, 2023, the Company entered into a severance and settlement agreement with Jennifer Loria, the Company’s former Chief Operating Officer of its wholly-owned subsidiary Medical Alarm Concepts LLC. The severance and settlement agreement includes payments totaling $35,000 for accrued bonus which will be paid in seven (7) monthly installments at $5,000 per installment. In addition, the Company will also pay severance of $15,000 over a three (3) month period of $5,000 per month and $15,000 in legal fees also payable in three monthly installments of $5,000. Lastly, the Company will reimburse Ms. Loria on a monthly basis for her medical insurance premiums for a period of twelve months which approximates $14,000 in aggregate for the twelve months.

On October 24, 2022 the Company and its transfer agent were named in an action in the Supreme Court of the State of New York by Acquarlaro Corp. claiming monetary damages and seeking an injunction ordering the Company’s transfer agent to transfer 56 million shares of its common stock allegedly belonging to Acqualaro Corp. to an individual. On October 26, 2022 an amended complaint was filed and on December 5, 2022 the Company filed a motion to dismiss the amended complaint. On April 13, 2023 the Court granted the Company’s motion and dismissed the amended complaint with leave for the plaintiff to refile. On April 26, 2023 the plaintiff filed a second amended complaint against the Company and adding Mr. Pizzino as a defendant. On May 8, 2023 Acqualaro filed a notice of appeal of the decision dismissing the first amended complaint.

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

Results of Operations

Results for the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

Working Capital	March 31, 2023 $	June 30, 2022 $
Cash	16,341	70,505
Current Assets	52,434	297,409
Current Liabilities	3,006,198	2,431,287
Working Capital (Deficit)	(2,953,764)	(2,133,878)

Cash Flows for the Nine Months Ended:	March 31, 2023 $	March 31, 2022 $
Cash Flows used in Operating Activities	(1,161,977)	(2,671,141)
Cash Flows used in Investing Activities	(9,442)	(50,000)
Cash Flows provided by Financing Activities	1,117,255	2,443,684
Net Decrease in Cash During Period	(54,164)	(277,457)

Operating Revenues

The Company had revenues of $193,745 and $212,982 for the three months ended March 31, 2023 and 2022, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended March 31, 2023 and 2022 was $135,307 and $111,434, respectively. Cost of revenues increased for the three months ended March 31, 203 primarily due to increased hardware revenues in the three months ended March 31, 2023 as compared to 2022.

Gross Profit

The Company’s gross profit for the three months ended March 31, 2023 was $58,538, compared to $101,548 for the three months ended March 31, 2022. The decrease in the Company’s gross profit was due primarily to the increase in hardware revenues in 2023 as compared to 2022.

Operating Expenses

Operating expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the three months ended March 31, 2023, operating expenses were $538,180 compared to $7,483,638 for the three months ended March 31, 2022. The primary expenses for the three months ended March 31, 2023 were salaries and wages and consulting and professional fees totaling $377,914; the primary expenses for the three months ended March 31, 2022 were salaries and wages and consulting and professional fees totaling $7,081,234. The decrease in salaries and wages in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily attributable to lower stock-based compensation expense in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Other (Income) Expense, net

The Company had other (income) expense, net for the three months ended March 31, 2023 and 2022 of $42,499 and $(14,507), respectively. Other (income) expense, net for the three months ended March 31, 2023 was all interest expense. Other (income) expense, net for the three months ended March 31, 2022 consisted of $23,000 in payments for settlement of the MCA Cure complaint and interest expense of $8,493.

Net loss

The net loss for the three months ended March 31, 2023, was $522,141 compared to $7,367,583 for the three months ended March 31, 2022.

Results for the Nine Months Ended March 31, 2023, compared to the Nine Months Ended March 31, 2022

Revenues

The Company had revenues of $608,244 and $819,601 for the nine months ended March 31, 2023 and 2022, respectively.

Cost of Revenues

The Company’s cost of revenues for the nine months ended March 31, 2023 and 2022 was $354,627 and $457,307, respectively.

Gross Profit

The Company’s gross profit for the nine months ended March 31, 2023 and 2022 was $253,617, and $362,294, respectively. The decrease in the Company’s gross profit in 2023 as compared to 2022 was due primarily to the decrease in revenues.

Operating Expenses

Operating expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the nine months ended March 31, 2023, operating expenses were $2,012,711 compared to $12,448,296 for the nine months ended March 31, 2022. The primary expenses for 2023 were salaries and wages of $1,215,671; the primary expenses for 2022 were salaries and wages and consulting and professional services of $10,904,649 and $462,988, respectively. The decrease in salaries and wages in the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022 is primarily attributable to lower stock-based compensation expense in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.

Other (Income) Expense, net

The Company had other (income) expense, net for the nine months ended March 31, 2023 and 2022 of $51,605 and $5,301, respectively. Other (income) expense, net for the nine months ended March 31, 2023 consisted of interest expense of $72,605 which was offset in part by $19,500 in settlement proceeds and interest income of $1,500. The Company had other income (expense), net for the nine months ended March 31, 2022 of $5,301. Other (income) expense, net for the nine months ended March 31, 2022 consisted of change in fair value of derivative instrument of $213,053, $(23,000) in payments for settlement of the MCA Cure complaint, gain on debt extinguishment of $(96,145), gain on settlement of accounts payable of $(156,616), and interest expense of $68,009.

Net loss

The net loss for the nine months ended March 31, 2023, was $1,810,699 compared to $12,091,303 for the comparable period ended March 31, 2022.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds and through the sale of equity.

At March 31, 2023, the Company had total current assets of $52,434. Current assets consisted primarily of cash and inventory. At March 31, 2023, the Company had total current liabilities of $3,006,198 compared to $2,431,287, at June 30, 2022. Current liabilities consisted primarily of accounts payable, accrued liabilities and accrued compensation, notes payable and convertible notes.

We had negative working capital of $2,953,764 as of March 31, 2023.

Cash flow from Operating Activities

During the nine months ended March 31, 2023, cash used in operating activities was $(1,161,977) compared to $(2,671,141) for the same period ended March 31, 2022. The decrease in the amount of cash used in operating activities was primarily due to the decrease in the net loss resulting from the lower salaries and wages incurred in the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022.

Cash flow from Financing Activities

For the nine months ended March 31, 2023, cash provided by financing activities was $1,117,255 compared to $2,443,684 provided during the nine months ended March 31, 2022.

Quarterly Developments

None.

Subsequent Developments

Resignation of Independent Registered Public Accounting Firm

On April 4, 2023, Assurance Dimensions, Inc. (the “Auditor) informed Wearable Health Solutions, Inc. (the “Company”) of their formal resignation as the Company’s independent registered public accounting firm.

The accounting reports of the Auditor on the Company’s consolidated financial statements for fiscal years (“FY”) ended June 30, 2021 (“2021”) and June 30, 2022 (“2022”) did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that each report on the Company’s consolidated financial statements contained an explanatory paragraph regarding the Company’s ability to continue as a going concern based on the Company’s significant working capital deficiency, significant losses and needs to raise additional funds in FY ended 2021 and 2022.

During FY ended 2021 and 2022 and the subsequent interim period through April 4, 2023, the effective date of the Auditors dismissal, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Auditors would have caused the Auditor to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided the Auditor a copy of this Report prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested the Auditor to furnish the Company with a letter addressed to the SEC, stating whether or not it agrees with the statements made in this Item 4.01. A copy of the Auditor’s letter dated May 8, 2023, confirming its agreement with the disclosures in this Item 4.01 is attached as Exhibit 16.1 to our current report on Form 8-K that was filed on May 8, 2023, with the Securities and Exchange Commission.

New Independent Registered Public Accounting Firm

On April 27, 2023, the Company engaged RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm, effective April, 27, 2022 (the “Engagement Date”). The Company’s Board of Directors approved the engagement with RBSM on April, 27, 2022.

During the two most recent fiscal years and through the Engagement Date, the Company did not consult with RBSM regarding either:

1.	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1) (iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

Other than the aforementioned the Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued and determined that there are no material events that are required to be disclosed.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $41,234,081 as of March 31, 2023. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended March 31, 2023; Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2023, the Company received proceeds totaling $639,500 in connection with the issuance of 70,262,500 shares of common stock. Of the total proceeds received, $325,000 in proceeds was received from the issuance of 37,812,500 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. The remaining proceeds of $304,500 was received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01, and proceeds of $10,000 was received from the issuance of 2,000,000 common shares that were issued under the terms of a subscription agreement at the contract price of $0.005. These shares are yet to be issued as of March 31, 2023.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignation of Independent Registered Public Accounting Firm

On April 4, 2023, Assurance Dimensions, Inc. (the “Auditor) informed Wearable Health Solutions, Inc. (the “Company”) of their formal resignation as the Company’s independent registered public accounting firm.

The accounting reports of the Auditor on the Company’s consolidated financial statements for fiscal years (“FY”) ended June 30, 2021 (“2021”) and June 30, 2022 (“2022”) did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that each report on the Company’s consolidated financial statements contained an explanatory paragraph regarding the Company’s ability to continue as a going concern based on the Company’s significant working capital deficiency, significant losses and needs to raise additional funds in FY ended 2021 and 2022.

During FY ended 2021 and 2022 and the subsequent interim period through April 4, 2023, the effective date of the Auditors dismissal, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Auditors would have caused the Auditor to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided the Auditor a copy of this Report prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested the Auditor to furnish the Company with a letter addressed to the SEC, stating whether or not it agrees with the statements made in this Item 4.01. A copy of the Auditor’s letter dated May 8, 2023, confirming its agreement with the disclosures in this Item 4.01 is attached as Exhibit 16.1 to our current report on Form 8-K that was filed on May 8, 2023, with the Securities and Exchange Commission.

New Independent Registered Public Accounting Firm

On April 27, 2023, the Company engaged RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm, effective April, 27, 2022 (the “Engagement Date”). The Company’s Board of Directors approved the engagement with RBSM on April, 27, 2022.

During the two most recent fiscal years and through the Engagement Date, the Company did not consult with RBSM regarding either:

1.	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1) (iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Report, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WEARABLE HEALTH SOLUTIONS, INC.

Wearable Health Solutions, Inc.

/s/ Harrysen Mittler	May 22, 2023
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Vincent S. Miceli	May 22, 2023
Vincent S. Miceli, CFO, Principal Financial Officer and Principal Accounting Officer	Date

/s/ Peter Pizzino	May 22, 2023
Peter Pizzino, Director	Date

