Form 10-K
period 2023-06-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2023-10-20
CIK 1443089

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Wearable Health Solutions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-153290	26-3534190
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter $1,519,567 on June 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of October 20, 2023, was 1,804,255,108 shares of its $0.0001 par value common stock.

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

Wearable Health Solutions, Inc. provides mobile health (mHealth) products and services to approximately 200 dealers and distributors throughout the globe (mostly Canada, United States and New Zealand). As a provider of personal emergency response devices, in the rapidly growing medical alarm device and eHealth sector, we provide innovative wearable healthcare products, tracking services, and turn-key solutions that enable our users to be proactive with their health, as well as safe and protected. According to the QYResearch report on Global PERS devices, MediPendant was the 17th largest global PERS company based on revenues in 2021 (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”). Our products and services are always state-of-the-art and cost effective. Through our culture, our drive, and the expertise of each individual employee, we are uniquely positioned to build shareholder value by setting the highest standards in service, reliability, and safety in our rapidly growing industry.

Our flagship products are the iHelp devices, MediPendant, the iHelp+ 3G™, iHelp Mini 4G™ and the next generation 4G iHelp MAX™ - personal emergency alarms that are used to summon help in the event of an emergency at home. As of 2021, approximately 60% of all medical alarms being sold globally, by sales revenue (or approx. 57% of volume by type), are either Landline type or Standalone type technologies that require the user to speak and listen through a central base station unit, according to the QYResearch report on PERS (“QYResearch Global PERs Devices Market Report, History and Forecast 2016-2027”). The MediPendant®, however, offers a product that, is always connected through a landline, and has the speaker in the pendant, enabling the user to simply speak and listen directly through the pendant in the event of an emergency.

The Company’s revenue decline over the last years because of shut down of the 3G network in the US resulting in the deactivation of devices and the company experienced lack of product delivery due to shutdowns China with the corona virus whereas it experienced supply chain issues resulting in a decrease in revenue. Overseas factory delivery normalization now may result in the return of previous revenue streams and profitability.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of June 30, 2023, the Company has a net loss of $2,388,467, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the twelve months ended June 30, 2023, Company has net cash used in operating activities of $(1,279,472) as well as stock compensation non-cash expenses of $294,361 and a net loss of $2,388,467. The Company raised $1,354,560 from financing activities, net of repayments, in the twelve months ended June 30, 2023, which resulted in a negative working capital of $(3,379,991) as of June 30, 2023. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

On August 2, 2021, the Company entered into an agreement with Voice of Things, Inc., in order to embed voice control into the devices. This agreement will provide the Company with cloud-to-cloud integration between Voice of Things, Inc. and iHelp without requiring any device-level touchpoints. The voice activation feature will be implemented at an estimated cost of $36,000 and has an approximate integration timeframe of two months, excluding certification time. This solution will also our products to integrate and function with Alexa/Google smart speakers and their respective apps. The voice control software has been completed as of February, 2022; however, the Company is currently in the design phase of the medical alert device that the software will be implemented in. The production of that medical device was supposed to be completed in early 2022, however, due to factory shutdown, supply chain issues as well as some minor changes to the medical alert device, we now expect the device to be completed in the third quarter of 2022.

On August 11, 2021, the Company entered into an Asset Purchase and Advisory Services Agreement (“Agreement”) with Anthony Chetta, owner of mHealth, whereby the Company acquired 100% ownership stake of mHealth.com, the user portal used by the subsidiary customers, all code and related operations, the domain name, and logos, data, storage and online operations for $50,000. The Company chose to forego the independent valuation of the asset. The Company also retained Mr. Chetta as the Chief Technology Advisor, by issuing 1,000,000 restricted shares as a stock signing bonus, valued at $10,500 or $0.0105 per share, issued on September 30, 2021, $8,000 per month service agreement, and 1,000,000 shares of common stock every 6 months for a 30 month period, valued at $52,500 or $0.0105 per share. By acquiring mHealth the Company now owns its backend portal system which integrates and controls how our dealers interact with our customers, invoicing, and device functionality, which should allow the Company to better control and improve on the services it provides.

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

We anticipate the launch of the iHelp MAX™ device in the first fiscal quarter of 2024 which offers a customized lone worker program for use with the iHelp MAX™. The remaining steps for completing the launch of our iHelp MAX™ device are for the manufacturer to obtain CE and FCC certifications on the electronics and for the Company to review and test the second set of working samples, we have experienced some delays in the production of the samples due to the city lockdowns and holiday festivals in China, but the Company expects to complete the product reviews by the end of June 2023. The device features a multi-function button for check-in and SOS alerts to ensure that workers in the field can get help in the event their health or safety is at risk. The small, lightweight device is waterproof and durable enough for use indoors or outdoors. The loan worker device includes the following features and functions:

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

Wearable Health Solutions Inc., through its wholly owned subsidiary Medical Alarm Concepts LLC,(MAC) is currently in operation and works with 15 central monitoring stations with trained EMT operators on a 24/7 stand-by basis serving a significant number of 200 dealers in the US, Canada, Barbados and New Zealand with over 7,000 active users providing recurring revenue for the company.

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

d) iHelp Mini™

The iHelp Mini™ is a 4G medical alarm device with next generation capabilities. It is small, lightweight, waterproof, and durable. It offers users the ability to summon help in the event of an emergency. Its features and functions include SOS alarm, fall detection, geo-fencing, medication reminders, alerts to loved ones, crystal clear audio, and low battery alarm. The offering of a small, lightweight 4G medical alarm device in the industry is a huge benefit to our dealers and distributors. The iHelp Mini™ dealers enjoy significant company benefits in; the ease of ordering our products, activating and deactivating customers, tracking customer usage, and creating and printing a variety of reports. The iHelp™ dealer program is “turn-key” and offers the dealer the opportunity to provide his/her customers with the latest products without altering "back end" systems.

•	Small size – 2.4” x 1.732” x 0.63”
•	Lightweight: 1.41 .oz
•	Battery: Rechargeable, 3.7V, 800mhAh
•	Charging Voltage: 5V DC
•	Waterproof: IP67
•	4 locating technologies: GPS, BLE, WiFi, LBS

e) iHelp MAX™

The   iHelp MAX™ our next generation of devices, which will operate on 4G Networks, is anticipated to be telehealth ready along with the platform that should be able to plug into multiple devices, such as smart watches, to enable remote monitoring and data collection of essential vital signs in real-time with historical data via Bluetooth, NFC, and Wi-Fi technology. In order to complete iHelp MAX™ and get it telehealth ready, the iHelp MAX™ device will need to be Bluetooth enabled, and we will need to add the device to our HIPAA compliant servers and backend of our mHealth operating system. Being telehealth ready means that our devices will be able to connect to other devices such as smart watches, and body sensors through the use of Bluetooth technology, this will allow our iHelp MAX™ device to link to our customers’ existing devices and use those sensors to help our iHelp MAX™ build a more complete picture of the customers health. Our customers will be able to add other products to their iHelp MAX™ such as our remote patient monitoring and medication reminder features at an additional cost to the basic services we provide. We anticipate the launch of the iHelp MAX™ device in the first fiscal quarter of 2024 which will offer a customized “Lone Worker” program for use with the iHelp MAX™. The iHelp MAX™ devices will run on local mobile networks, such as AT&T, Verizon, Bell Canada, T-Mobile, depending on where the customer is located. The device will feature a multi-function button for check-in and SOS alerts to ensure workers in the field can obtain help in the event their health or safety is at risk. The small, lightweight device is waterproof and durable enough for use indoors or outdoors. The Loan Worker device includes the following features and functions:

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

f) iHelpGo ™

The company began to market and sell a personal emergency response system digital wristwatch, using the mark iHelpGo. The company intends to market and sell a user-friendly device that integrates into the company’s IOT backend system were it may provide real-time health data, and have mobile connectivity for safety in the seniors market

Wearable Health Solutions, Inc.

Market Background

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

In the 21st century, this trend has gained momentum with more of the aging and medically at-risk population living alone than at any other time in the past, especially with the rise of the aging Baby Boomer population. The Baby Boomers, those born between 1946 and 1964, started turning 65 years old in 2011, with the number of older people set to increase dramatically during 2010 to 2030. According to the U.S. Current Population Survey data, “between 2010 and 2030”, the number of people aged 65 and older is projected to grow by 31.7 million or 79.2%.” Thus, the older population in 2030 is projected to be twice as large as in 2000, growing from 35 million to 71.5 million, representing 20% of the total U.S. population in year 2030.

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

Our Software Platform

Our platform is a cloud-hosted service consisting of methods and automation tasks for accepting data transmission from personal safety and medical devices ("PS/M") and storing, reformatting, and retransmitting this data to subscribers, monitoring centers, healthcare providers, front-end portal/user interfaces, and API controllers.

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

The Company is taking a further step into the remote patient monitoring and biosensing space. Our commitment as a Telehealth ready company is demonstrated by the engagement of Product Development Corporation (“MIDI”), to produce our Next Generation Platform, that operates on 4G Networks, which will add updates and upgrades to the iHelp MAX™ device and platform. Features, functionalities and tools to be included and currently under development are; adding the capability of collection and routine measurement of a user’s vital signs such as monitoring of blood pressures, oxygen and glucose levels. The additional features contemplated will allow the iHelp MAX™ device to compile health data and transmit it to the cloud for easy storage, access and retrieval. As a result we will expand our services and offerings to customers in such areas as Remote Patient Monitoring and Medication Reminders for additional fees and revenues.

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

1) Internet Sales & Marketing

The Company markets the MediPendant® through its website at www.1800medalert.com and its iHelp™ mobile medical alarm to dealers at www.ihelpalarm.com. The sales process for medical alarms can be complex which often require several phone calls among the end user or customer's family members before a decision is reached. As a result the MediPendant® and iHelp™ websites are used mainly for informational purposes with the actual sale typically taking place over the phone with one of our customer service representatives or one of our many dealers. The Company uses a variety of techniques, such as Internet paid ad campaigns and social media, in order to drive web traffic to the websites, and initiate potential customer sales calls.

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

The Company purchases all of the products from third party suppliers and manufacturers pursuant to purchase orders without any long-term agreements. In the event that the current manufacturers are unable to meet supply or manufacturing requirements at some time in the future, the Company may suffer short-term interruptions of delivery of certain products while it establishes an alternative source. While management believes alternative sources are in most cases available and it plans to have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long-term. The Company also relies on third party carriers for product shipments, including shipments to and from distribution facilities. The Company also relies on third parties to provide the monitoring of the Company’s customers and devices. It is therefore subject to the risks, including employee strikes and inclement weather, associated with the third parties ability to provide those services to meet the Company’s needs. Failure to deliver products or monitor our customers in a timely and accurate matter would harm the Company’s reputation, business and results of operations.

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

On May 16, 2022, the Company entered into an Employment Agreement (“Miceli Agreement”) with Vincent S. Miceli, that was effective as of May 18, 2022. Mr. Miceli was employed by WHSI as its Chief Financial Officer. The term of employment is for a period of three (3) years and contains a renewal option for an additional two (2) year period. Mr. Miceli’s base salary will be Eighteen Thousand Dollars ($18,000) per month. As per the Miceli Agreement, Mr. Miceli, was awarded Five Million (5,000,000) shares of restricted stock upon signing the Miceli Agreement, One Hundred Seventy-Five Thousand (175,000) restricted shares per month, and Seven Million (7,000,000) shares of restricted stock as an annual bonus, per year, thereafter. The Company will also pay for Mr. Miceli’s health insurance. On July 27, 2023, Mr. Vincent Miceli resigned his employment in the capacity of CFO for the Company. On October 4, 2023, Mr. Miceli filed a breach of contact complaint in the state of Connecticut against the Company.

On July 27, 2023, Mr. Eric Sherb, CPA was appointed as the Company interim CFO.

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

Employees

Including our Officers and Directors we have 5 full-time employees of our business or operations who are employed at will by Wearable Health Solutions, Inc. We anticipate adding additional employees in the next 12 months, as needed. We do not feel that we would have any unmanageable difficulty in locating needed staff in large part because of our corporate structure that allows for location and time flexibility.

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

The Accompanying Financial Statements Have Been Prepared Assuming the Company Will Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business. However, the Company has generated $745,093 in revenues for the year ended June 30, 2023, and has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

The Company is an early-stage enterprise and has commenced principal operations. The Company had revenues of $745,093 and has incurred an operating loss of $2,388,466 for the year ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Due to shutdown of 3G networks in the United States and because our iHelp MAX™ is not expected to be available until the first quarter of fiscal year 2024, there is a risk that our customers may purchase competitors products, instead of our iHelp MAX™ product.

Our current customers that are using the iHelp +3G devices in the United States will no longer be able to use these devices after the 3G networks have been shut down. As of this filing we have replaced most of our older 3G units in the United States with our iHelp Mini 4G™ units as the 3G networks have been shut down. We plan to have our iHelp MAX™ product ready for distribution during the first quarter of 2024 and we may lose U.S. customers to competitors’ products because we are not able to transfer them to our newer iHelp Mini 4G™ product before those customers choose to upgrade their devices. As such there is a material risk that we will not be able to retain our United States customers after the 3G networks are shut down and that our current United States customers may chose a competitor’s product.

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

We may not be able to compete with other medical alert products and related software developers, almost all of whom have greater resources and experience than we do.

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

We plan on entering into supply agreements with manufacturers. Nevertheless, we remain dependent upon a limited number of suppliers for our products. Currently we have two manufacturers for our iHelp MAX™, iHelp Mini 4G™ and iHelp+ 3G™ products, if we were to lose either of those manufacturers, we anticipate that it would take us several months to replace them and have a new manufacturer that was capable of producing our products. Although we do not anticipate difficulty in obtaining adequate inventory at competitive prices, we can offer no assurance that such difficulties will not arise. The extent to which supply disruption will affect us remains uncertain. Our inability to obtain sufficient quantities of products at competitive prices would have a material adverse effect on our business, financial condition and results of operations. We also rely on third parties to monitor our devices, currently there are over a dozen companies that are capable of delivering this service to our customers and as such we do not believe that having to switch medical alert monitoring services will have a material adverse effect on our business or financial condition.

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), U.S. domestic bribery laws, the UK Bribery Act 2010, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, potentially to hospitals, insurance companies, or medical providers, we may engage with business partners and third-party intermediaries to market our wearable health products and to obtain necessary permits, licenses, and other regulatory approvals, if necessary. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, such as hospitals, insurance companies, or medical providers. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we plan to have policies and procedures to address compliance with such laws, there is a risk that our employees and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we expand internationally, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed.

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

We compete in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. In addition, many of the holders of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights have extensive intellectual property portfolios and greater resources than we do to enforce their rights. As compared to our large competitors, our patent portfolio is currently non-existent, as we are just embarking on the phases of our iHelp MAX™ devices and patents may not provide a material deterrent to such assertions or provide us with a strong basis to counterclaim or negotiate settlements. Further, to the extent assertions are made against us by entities that hold patents but are not operating companies, our future patent portfolio may not provide deterrence because such entities are not concerned with counterclaims. We have currently trademarked or registered our following brands iHelp MAX™, MediPendant®, Wearable Health Solutions, iHelp Mini 4G™ and iHelp+ 3G™.

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

Future acquisitions or strategic investments and partnerships could be difficult to identify and integrate with our business, disrupt our business, and adversely affect our financial condition and results of operations.

We may seek to acquire or invest in businesses and product lines that we believe could complement or expand our product offerings, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed. Future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position and results of operations. In addition, if an acquired business or product line fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected.

Failure to successfully integrate acquired businesses and their products and other assets into our Company, or if integrated, failure to further our business strategy, may result in our inability to realize any benefit from such an acquisition.

We expect to grow by acquiring relevant businesses, including other PERS related businesses. The consummation and integration of any acquired business, product or other assets into our Company may be complex and time consuming and, if such businesses and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose our Company to increased competition or other challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, technology or other asset or arrangement.

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

Going concern risk

The Company is an early-stage enterprise and has commenced principal operations. The Company had revenues of $745,093 and has an accumulated deficit of $41,811,849 as of June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent for this new warehouse space is currently $1,325 per month for the first twelve months of the lease agreement. Expenditures for the years ending June 30, 2023 and 2022 are as follows:

	2023	2022
Rent expense	$20,350	$16,605

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

1)	Legal Proceedings Involving Aqualaro Corp

On October 24, 2022, Aqualaro Corp. filed a lawsuit against the Company and its transfer agent in the Supreme Court of the State of New York, County of New York. Aqualaro sought monetary damages and an injunction to transfer 56 million shares of common stock to an individual. An amended complaint was filed on October 26, 2022. On December 5, 2022, the Company moved to dismiss the amended complaint. On April 13, 2023, the Court granted the Company’s motion but allowed the plaintiff to refile. On April 26, 2023, a second amended complaint was filed against the Company, adding Mr. Pizzino as a defendant. On May 8, 2023, Acqualaro filed a notice of appeal regarding the decision to dismiss the first amended complaint. On August 3, 2023, Aqualaro filed a third amended complaint. On August 14, 2023, the Company moved to dismiss the Third Amended Complaint.

2)	Settlement Agreements on July 21, 2023

The Company entered into a Settlement Agreement related to two litigations:

-	Benza Pharma, LLC, et al. v. Wearable Health Solutions, Inc., et al. in Clark County Nevada.
-	GRQ Consultants, Inc. v. Wearable Health Solutions Inc. in the Supreme Court of the State of New York.

In the Nevada Lawsuit, the Company agreed to settle for $345,000, with $145,000 paid upon signing and $200,000 due within 6 months. The Settlement Agreement allows for an increased payment of $600,000 if the Second Nevada Settlement Payment isn’t made within six months.

In the New York Lawsuit, the Company will pay $80,000, with $10,000 due upon execution of the Settlement. Payments received by the Company will be applied first to the Second New York Payment.

3)	Medical Alarm Concepts LLC v. MCA Cure, LLC

The Company sought the return of payments for non-performance, attorney fees, and court costs. An initial settlement was reached where MCA Cure would pay $10,000 upfront and $6,500 monthly until the debt was paid off in 2023.

The defendants breached the settlement agreement, leading to a reopened case. A judgment of $148,875.00, including punitive damages for fraud, was entered against all three defendants on August 25th. Pre-judgment interest of $1,066.60 and costs were also awarded to the plaintiffs.

4)	On October 4, 2023, Mr. Miceli filed a breach of contact complaint in the state of Connecticut against the Company.

Other than the aforementioned, we are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Fiscal Year Ended		Bid Prices
June 30,	Period	High $	Low $
2023	First Quarter	.032	0.012
	Second Quarter	.0129	.00034
	Third Quarter	.009	.002
	Fourth Quarter	.0048	.0006

2022	First Quarter	.0249	0.0069
	Second Quarter	.016	.0101
	Third Quarter	.0409	.0068
	Fourth Quarter	.032	.012

There were approximately 134 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

Our transfer agent is EQ Shareowner Services, whose address is 1110 Centre Point Curve, Suite 101, Mendota Heights MN 55120, telephone number is (800) 401-1957, and website is equiniti.com/us/.

The transfer agent is registered under the Exchange Act and operates under the regulatory authority of the SEC and FINRA.

Record Holders

As of June 30, 2023, there were 1,566,255,108 shares of the registrant’s $0.0001 par value common stock issued and outstanding and were owned by approximately 134 holders of record and 580,094,228 shares in the public float.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2023, the Company received proceeds totaling $739,500 in connection with the issuance of 170,262,500 shares of common stock. Of the total proceeds received, $325,000 in proceeds was received from the issuance of 37,812,500 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. Proceeds of $304,500 were received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01. Proceeds of $10,000 were received from the issuance of 2,000,000 common shares that were issued under the terms of a subscription agreement at the contract price of $0.005 and proceeds of $100,000 was received from the issuance of 100,000,000 common shares that were issued under the terms of a subscription agreement at the contract price of $0.01. These shares are yet to be issued as of June 30, 2023.

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

Results for the year ended June 30, 2023, compared to the year ended June 30, 2022

Working Capital	June 30, 2023 $	June 30, 2022 $
Cash	136,151	70,505
Current Assets	152,326	297,409
Current Liabilities	3,532,317	2,431,287
Working Capital (Deficit)	(3,379,991)	(2,133,878)

Cash Flows	June 30, 2023 $	June 30, 2022 $
Cash Flows used in Operating Activities	(1,279,472)	(3,107,177)
Cash Flows used in Investing Activities	(9,442)	(50,000)
Cash Flows provided by Financing Activities	1,354,560	2,380,252
Net (Decrease) increase in Cash During Period	65,646	(776,925)

Operating Revenues

The Company had revenues of $745,093 and $1,045,890 for the years ended June 30, 2023 and 2022, respectively. Revenues decreased due to cash restraints in 2023, which limited hardware activities and abilities to scale up operations.

Cost of Revenues

The Company’s cost of revenues for the years ended June 30, 2023 and 2022 were $477,430 and $568,409, respectively. Cost of revenues decreased accordingly with the decrease in revenue.

Gross Profit

The Company’s gross profit for the years ended June 30, 2023 and 2022 were $267,663, and $477,481, respectively. Gross profit decreased accordingly with the decrease in revenue.

Operating expenses

Operating expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the year ended June 30, 2023, Operating expenses were $2,561,805 compared to $13,522,061 for the year ended 2022. The primary expenses for 2023 were salaries and wages totaling $1,530,511; the primary expenses for 2022 were salaries and wages totaling $11,375,405.

Other Income (Expense)

The Company had other income (expense) for the years ended June 30, 2023 and 2022 of $(94,325) and $(4,575), respectively. Other income (expense) consisted primarily of interest expense of $115,325 and $80,283, respectively.

Net loss

The net loss for the year ended June 30, 2023, was $2,388,467 compared to $13,049,155 for the year ended June 30, 2022.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2023, the Company had total current assets of $152,326 compared to $297,409 at June 30, 2022. Current assets consisted primarily of cash and prepaid inventory in 2023, and in 2022. At June 30, 2023, the Company had total current liabilities of $3,532,317 compared to $2,431,287 at June 30, 2022. Current liabilities consisted primarily of accounts payable, accrued liabilities, notes payable, and convertible notes payable with derivative liabilities. The increase in our current liabilities was primarily attributed to the increase in accounts payable and notes payable.

We had negative working capital of $3,379,991 as of June 30, 2023.

Cash flow from Operating Activities

During the year ended June 30, 2023, cash used in operating activities was $(1,279,472) compared to $(3,107,177) for the year ended June 30, 2022. The decrease in the amounts of cash used in operating activities was primarily due to decreased operating expenses and the increase of accounts payable in 2023 as compared to 2022.

Cash flow from Investing Activities

During the year ended June 30, 2023, cash used in investing activities was $(9,442) compared to $(50,000) for the year ended June 30, 2022.

Cash flow from Financing Activities

For the year ended June 30, 2023, cash provided by financing activities was $1,354,560 compared to $2,380,252 provided during the year ended June 30, 2022.

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

As reflected in the accompanying financial statements, the Company had a shareholders’ deficit at June 30, 2023 of $3,327,613 as its liabilities exceeded its assets. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. For the year ended June 30, 2023, the Company has a net loss of $2,388,467, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the year ended June 30, 2023, Company has net cash used in operating activities of $1,279,472 as well as stock compensation non-cash expenses of $294,360 and a net loss of $2,388,467. The Company raised $1,354,560 from financing activities in the year ended June 30, 2023, which resulted in a negative working capital of $3,379,991 as of June 30, 2023. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

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

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical- or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. For hardware sales, the Company recognizes revenues when the product is shipped. Customers are billed on Net 30 terms. For service revenue, the Company recognizes revenues when the time period for service is current. For customers who pay several months at a time, the Company records revenues for the month’s services and the balance of funds to deferred revenues and records the balance of revenues as they become current.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the year. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As our company has a loss for the years ended June 30, 2023, and 2022 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Our company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of June 30, 2023, and 2022, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

Our company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use. For the periods ended June 30, 2023, and 2022, no events or circumstances occurred for which an evaluation of the alternative future use of patent or intellectual property was required.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended June 30, 2023, and 2022, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Item 8. Financial Statements and Supplemental Data

Wearable Health Solutions, Inc.

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wearable Health Solutions, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wearable Health Solutions, Inc. (the “Company”) as of June 30, 2023 and the related consolidated statements operations, changes in stockholders’ deficit and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023, and the consolidated results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023.

New York, NY
October 20, 2023 PCAOB ID Number 587

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wearable Health Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wearable Health Solutions, Inc. (the Company) as of June 30, 2022, and the related consolidated statement of operations, changes in shareholders’ deficit, and cash flows for the year ended June 30, 2022, and the consolidated related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022, and the consolidated results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Margate, Florida

October 13, 2022

Wearable Health Solutions, Inc.

Consolidated Balance Sheets

As at June 30, 2023 and 2022

	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$136,151	$70,505
Accounts receivable, net	379	–
Due from related parties	–	155,800
Accounts receivable, other	–	2,000
Inventory	8,555	7,064
Prepaid inventory	7,242	62,040
Total Current Assets	152,327	297,409
Property and equipment	38,689	41,651
Right-of-use assets	32,157	–
Total Assets	$223,173	$339,060

LIABILITIES AND SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES

Current Liabilities
Accounts payable	$162,936	$57,940
Accrued expenses and other current liabilities	517,067	374,278
Short-term lease liability	14,039	–
Related party debt, net	799,132	213,840
Deferred revenue	103,412	80,880
Line of credit	397,500	397,500
Notes payable	398,333	413,099
Notes payable - other	50,000	50,000
Notes payable - related party	170,000	170,000
Convertible notes - Leonite	246,148	–
Convertible notes - other	673,750	673,750
Stock subscription liability	249,500	–
Total Current Liabilities	3,781,817	2,431,287
Long-term lease liability	18,468	–
Total Liabilities	3,800,285	2,431,287

SHAREHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of both June 30, 2023 and 2022	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of both June 30, 2023 and 2022	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 shares authorized, 6,838,889 shares issued and outstanding as of June 30, 2023 and 2022, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of both June 30, 2023 and 2022	43	43
Series E Preferred Stock: $0.0001 par value; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	400	400
Common stock: $0.0001 par value; 3,000,000,000 shares authorized, 1,566,255,108 and 1,493,142,608 shares issued and outstanding as of June 30, 2023 and 2022, respectively	156,625	149,314
Common stock to be issued 169,767,499 and 35,602,500 shares as of June 30, 2023 and 2022, respectively	604,335	407,677
Additional paid-in capital	37,472,648	36,773,035
Accumulated deficit	(41,811,849)	(39,423,382)
Total Shareholders' Deficit	(3,577,112)	(2,092,227)
Total Liabilities and Shareholders' Deficit	$223,173	$339,060

The footnotes are an integral part of these consolidated financial statements.

Wearable Health Solutions, Inc.

Consolidated Statements of Operations

For the Year Ended June 30, 2023 and 2022

	2023	2022
Revenue	$745,093	$1,045,890
Cost of sales	(477,430)	(568,409)
Gross profit	267,663	477,481

Operating expenses
Selling expense	133,999	372,553
Depreciation	12,404	8,349
Research and development expense	49,680	390,828
Consulting and professional fees	396,229	861,301
Insurance	70,350	87,576
Rent	20,350	16,605
Salaries and wages	1,530,511	11,375,405
General and administrative	348,281	409,444
Total operating expenses	2,561,804	13,522,061

Loss from operations	$(2,294,141)	$(13,044,580)

Other income / (expense), net
Other income	19,500	36,000
Interest income	1,501	–
Gain on debt extinguishment	–	96,145
Gain on settlement of accounts payable	–	156,616
Change in fair value of derivative instrument	–	(213,053)
Interest expense	(115,325)	(80,283)
Total other income (expense), net	(94,326)	(4,575)

Net loss before income taxes	(2,388,467)	(13,049,155)
Income taxes	–	–
Net loss	$(2,388,467)	$(13,049,155)

Net loss per common share - Basic and Diluted	$(0.00156)	$(0.01202)

Weighted average common shares outstanding - Basic and Diluted	1,535,831,375	1,086,059,256

The footnotes are an integral part of these consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

June 30, 2023 and 2022

	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2021	688	$1	9,938	$1	6,838,889	$684	425,000	$43	1,900,000	$190
Loss for the period	–	–	–	–	–	–	–	–	–	–
Common stock for debt conversion	–	–	–	–	–	–	–	–	–	–
Issuance of Shares for Cash	–	–	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–	–	–
Preferred stock for compensation	–	–	–	–	–	–	–	–	2,100,000	210
Stock for services	–	–	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–	–	–
Subscriptions receivable	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2022	688	$1	9,938	$1	6,838,889	$684	425,000	$43	4,000,000	$400

Loss for the period	–	–	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–	–	–
Commitment shares - Leonite convertible notes	–	–	–	–	–	–	–	–	–	–
Shares sold for cash	–	–	–	–	–	–	–	–	–	–
Fees incurred in connection with equity offering	–	–	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–	–	–
Balance at June 30, 2023	688	$1	9,938	$1	6,838,889	$684	425,000	$43	4,000,000	$400

(continued)

	Series E to be issued		Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Amount

Balance at June 30, 2021	100,000	$57,000	647,074,177	$64,708	20,050,000	$169,005	$22,732,295	$(26,374,227)	$(3,350,300)
Loss for the period	–	–						(13,049,155)	(13,049,155)
Common stock for debt conversion	–	–	66,418,431	6,641	–	–	671,066	–	677,707
Issuance of Shares for Cash	–	–	350,000,000	35,000	(10,050,000)	(100,005)	3,465,004	–	3,399,999
Common stock for compensation	–	–	409,650,000	40,965	7,065,000	90,973	6,515,880	–	6,647,818
Common stock for officer compensation	–	–	–	–	7,037,500	101,704	–	–	101,704
Preferred stock for compensation	(100,000)	(57,000)	–	–	–	–	3,056,790	–	3,000,000
Stock for services	–	–	20,000,000	2,000	(10,000,000)	(69,000)	362,000	–	295,000
Shares sold for cash	–	–	–	–	21,500,000	215,000	–	–	215,000
Subscriptions receivable	–	–	–	–	–	–	(30,000)	–	(30,000)
Balance at June 30, 2022	–	$–	1,493,142,608	$149,314	35,602,500	$407,677	$36,773,035	$(39,423,382)	$(2,092,227)

Loss for the period	–	–	–	–	–	–	–	(2,388,467)	(2,388,467)
Common stock for compensation	–	–	7,000,000	700	(3,935,000)	(53,349)	89,300	–	36,651
Common stock for officer compensation	–	–	9,612,500	961	4,287,499	(30,448)	123,196	–	93,709
Shares issued for services	–	–	20,000,000	2,500	(5,000,000)	(44,481)	205,981	–	164,000
Commitment shares - Leonite convertible notes	–	–	–	–	15,000,000	49,936	–	–	49,936
Shares sold for cash	–	–	36,500,000	3,150	123,812,500	275,000	261,850	–	540,000
Fees incurred in connection with equity offering	–	–	–	–	–	–	(10,714)	–	(10,714)
Payment of subscription receivable	–	–	–	–	–	–	30,000	–	30,000
Balance at June 30, 2023	–	$–	1,566,255,108	$156,625	169,767,499	$604,335	$37,472,648	$(41,811,849)	$(3,577,112)

The footnotes are an integral part of these consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statement of Cash Flows

For the years ended June 30, 2023 and 2022

	2023	2022
Cash flow from operating activities
Net loss	$(2,388,467)	$(13,049,155)
Adjustment for non-cash charges and other items:
Depreciation	12,404	8,349
Amortization of deferred debt issuance costs	27,455	–
Amortization of debt discount	28,629	–
Stock compensation expense	294,360	10,044,522
Change in fair value of derivative instrument	–	213,053
Gain on settlement of accounts payable	–	(156,616)
Gain on debt extinguishment	–	(96,145)
Total adjustments	(2,025,619)	(3,035,992)
Changes in working capital
Decrease / (increase) in accounts receivables	1,621	25,694
Decrease / (increase) in inventory	(1,491)	(7,064)
Decrease / (increase) in prepaid inventory	54,798	(39,358)
Decrease / (increase) in prepaid expenses	–	10,000
(Decrease) / increase in trade and other payables	104,996	(117,320)
(Decrease) / increase in accrued expenses	143,139	84,281
(Decrease) / increase in accrued expenses - related party	420,552	–
(Decrease) / increase in deferred revenue	22,532	(27,418)
Total changes in working capital	746,147	(71,185)
Cash flow used in operating activities	(1,279,472)	(3,107,177)

Cash flow used in investing activities
Purchase of property, plant & equipment	(9,442)	(50,000)
Cash flow used in investing activities	(9,442)	(50,000)

Cash flow provided by financing activities
Proceeds received from related parties	320,540	(509,002)
Proceeds from issuance of convertible notes	240,000	25,000
Repayments of note payable	(14,766)	(720,145)
Proceeds from issuance of stock (net of subscriptions receivable) and stock subscription liability	819,500	3,584,399
Fees incurred in connection with equity offering	(10,714)	–
Cash flow from financing activities	1,354,560	2,380,252
Increase/(decrease) in cash and cash equivalents	65,646	(776,925)
Cash and cash equivalents at beginning of the year	70,505	847,430
Cash and cash equivalents at end of the year	$136,151	$70,505

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:	$–	$–
Interest	–	–
Taxes	$–	$–

The footnotes are an integral part of these consolidated financial statements.

WEARABLE HEALTHCARE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The Company’s flagship products are the iHelp devices, the 3G and the next generation iHelp MAXTM – personal emergency alarm that are used to summon help in the event of an emergency at home.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiary: Medical Alarm Concepts, LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of management’s estimates requires the exercise of judgment. The company's management evaluates these significant estimates and assumption including those related to Right of use assets and related lease liabilities, stock-based compensation, income taxes, allowances for doubtful accounts, long-lived assets, and inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $379 and $0 in accounts receivables net of allowances of $23,705 and $0 at June 30, 2023 and 2022, respectively.

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

The Company’s revenues are derived principally from utilizing new technology in the medical alarm industry to provide 24-hour personal response monitoring services and related products to subscribers with medical- or age-related conditions. The Company recognizes revenue when it is realized or realizable and earned. For hardware sales, the Company recognizes revenues when the product is shipped. Customers are billed on Net 30 terms. For service revenue, the Company recognizes revenues when the time period for service is current. For customers who pay several months at a time, the Company records revenues for the month’s services and the balance of funds to deferred revenues, and records the balance of revenues as they become current.

REVENUES	2023	2022
Hardware revenue	$219,049	$134,045
Service revenue	526,044	911,845
TOTAL REVENUES	$745,093	$1,045,890

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

The Federal and state income tax returns of the Company for 2023, 2022 and 2021 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Property and Equipment, Net. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment includes furniture and fixtures, computer equipment and software development costs. Furniture and fixtures and computer equipment have an estimated useful life of 3 years and software development costs have an estimated useful life of 5 years.

When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.

Impairment of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company did not record any impairment losses on its long-lived assets as of June 30, 2023 or 2022.

Software Development for internal use. The Company accounts for software development costs in accordance with applicable guidelines. Software development costs include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Software development costs also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in software development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. For software modifications or developments for specific users (to be sold), the Company expenses costs and bills the customer directly.

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. The Company incurred research and development costs of $49,680 and $390,828 during the fiscal years ended June 30, 2023 and 2022, respectively.

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

Because the Company incurred losses for the past two years, the basic and diluted share bases will be presented as the same. For the years ended June 30, 2023 and 2022, the Company incurred losses of ($0.00156) and ($0.01202) per basic share and diluted share, respectively.

Recent Accounting Pronouncements

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

Note 3 – Going Concern

The accompanying consolidated financial statements for the years ended June 30, 2023 and 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2023, the Company has shown losses for the last two years, and has an accumulated deficit of ($41,811,849) and ($39,423,382) as of June 30, 2023 and 2022, respectively.

During the year ended June 30, 2023, Company has net cash used in operating activities of $1,279,472 as well as stock compensation non-cash expenses of $294,360 and a net loss of $2,388,467. The Company raised $1,354,560 from financing activities in the year ended June 30, 2023, which resulted in a negative working capital of $3,379,991 as of June 30, 2023. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

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

Note 4 –Inventory, Prepaid Inventory and Prepaid Expenses

The Company maintains some inventories in house and purchases some of its inventory overseas. Inventories, except for stock in transit are stated at the lower of cost and net realizable value. Stock in transit is valued at cost comprising invoice value plus other charges thereon. Net realizable is the estimated selling price in ordinary course of business less estimated costs of completion and selling expenses. The quantity of inventory may vary from time to time depending on the delivery schedule of overseas shipments. Inventory and prepaid inventory is valued at lower of cost or net realizable value, comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling expenses. Prepaid expenses are valued at cost.

	2023	2022
Inventory	$8,555	$7,064

	2023	2022
Prepaid inventory	$7,242	$62,040

Note 5 – Property and Equipment

The Company has $20,000 in furnishings, $19,689 in office computers and equipment, and capitalized software development costs of $45,900 which are fully depreciated. On August 30, 2021, the Company purchased its dealer portal for $50,000 for internal use, amortized over 60 months. On September 26, 2022, the Company purchased used furniture for $9,442 for office, amortized over 36 months.

As of June 30, 2023 and June 30, 2022, the Company recorded $38,689 and $41,651 in net Property, Plant, and Equipment, respectively:

	2023	2022
Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer portal	50,000	50,000
Furniture	9,443	–
Property, plant, and equipment	145,032	135,589
Less accumulated depreciation	(106,343)	(93,938)
Net property, plant, and equipment	$38,689	$41,651

Depreciation expense was $12,404 and $8,349 for the year ended June 30, 2023 and 2022 respectively.

Note 6 – Accounts Payable and Accrued Expenses and liabilities

The Company recorded Accounts Payable of $162,936 and $57,940 directly related to operating costs, including credit cards used in operations, as of June 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities are expenses that have been incurred but not yet paid and primarily include legal fees, audit fees, and other professional fees, as well as interest accrued in connection with credit lines and notes payable. The Company recorded $517,067 and $374,278 in accrued expenses and other current liabilities as of June 30, 2023 and 2022, respectively.

Note 7 – Notes Payable and Notes Payable - Other

Notes payable consists of line of credit, notes payable incurred by our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, short-term notes payable and notes payable-BOAPIN portal, as follows:

	June 30,
	2023	2022
Notes from subsidiary	$158,333	$174,243
Notes payable - Reg A deposits	140,000	138,856
Short term bridge loan	100,000	100,000
Total Notes Payable	$398,333	$413,099

Notes Payable - Subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 6.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

59

	2023	2022
Wells Fargo Loan	$8,770	$8,770
On Deck Loan	139,569	139,569
Susquehanna Salt Loan	–	10,500
Prosper Loans	9,994	9,994
Marcus Loan	–	5,410
Notes payable - subsidiary	$158,333	$174,243

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

At June 30, 2023 and 2022, the Company recorded a short term note payable of $100,000, respectively. During the years ended June 30, 2023 and 2022, the Company expensed $12,000 and $21,649 in interest, respectively. Accrued interest payable as of June 30, 2023 and 2022 was $88,677 and $76,677, respectively.

Note payable – stock purchases under Reg A

At June 30, 2023 and 2022 the Company has recorded $140,000 and $138,856 in notes payable for stock purchases under Reg A, respectively. During the years ended June 30, 2023 and 2022. the Company recorded interest expense of $10,800 and $12,277, respectively. The accrued interest payable at June, 2023 and 2022 was $20,407 and $1,539, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

During the years ended June 30, 2023 and 2022, the Company recorded interest expense of $2,000 and $2,000, respectively. As of June 30, 2023 and 2022, accrued interest payable was $13,282 and $11,282, respectively.

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

On July 21, 2023, the Company entered into settlement agreements with the principals of the company. In the Nevada Lawsuit (see Note 10), the Company agreed to settle for $345,000, with $145,000 paid upon signing and $200,000 due within 6 months. The Settlement Agreement allows for an increased payment of $600,000 if the Second Nevada Settlement Payment isn’t made within six months. In the New York Lawsuit (see Note 10), the Company will pay $80,000, with $10,000 due upon execution of the Settlement. Payments received by the Company will be applied first to the Second New York Payment.

As of June 30, 2023 and 2022, the Company reported $673,750 and $673,750 in convertible notes payable, respectively.

Convertible note payable - Leonite Capital, LLC

2022 Note

On December 5, 2022, the Company received $250,000 on issuing the first tranche of $1,000,000 senior secured convertible note (“Leonite 2022 Convertible Note”) from Leonite, net of an original issue discount of $62,500. The term of the convertible note is fifteen months from the date of closing and matures on March 5, 2024. The Company is required to only pay interest expense on a monthly basis for the first six months of the term. During the year ended June 30, 2023, the Company accrued $19,482 of interest expense related to the convertible notes. As of June 30, 2023, the company reported $246,148 as Convertible notes – Leonite payable.

The Company will begin making nine equal amortization payments of $34,722 commencing in the month of July 2023. The Company is required to issue 15,000,000 commitment shares valued at $78,000 to Leonite of which $28,064 was charged to common stock to be issued. In addition, the Company also paid Leonite $10,000 for legal fees incurred by Leonite related to this transaction. The commitment shares and the legal fees have been recorded as deferred debt issuance costs totaling $59,936. The Company amortized $27,455 of the deferred debt issuance costs during the year ended June 30, 2023, and the Company also amortized $28,629 of the original issue discount during the year ended June 30, 2023. The Leonite Convertible Note bears annual interest at the greater of 10% or the Prime Rate plus three percent (3%). The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.007 per share with anti-dilution features.

2019 Note

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

Credit line – MediPendant New York Inc.

On September 30, 2014, the subsidiary received a line of credit with Medi Pendant New York, Inc. (“MNY). Under the original terms of the line of credit agreement, the Company was able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the line of credit was September 30, 2017 with a one-year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with the same interest rate and due date, in consideration of the Company’s issuance of 200,000 shares of common stock to one of the owners of MNY, which was memorialized on October 20, 2015. Interest accrued of $25,653 and $8,436 were accrued as of June 30, 2016 and 2015, respectively. As of June 30, 2023 and 2022, the balance due on the line of credit was $397,500 and $397,500, respectively.

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with two creditors: On Deck and Susquehanna Salt, noted in the table above. The Company ceased paying the loan payments and paid to MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and MCA Cure assured they had enough funds to negotiate with the creditors. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 by the creditors. $18,705 was subsequently refunded by the collection firm. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan, and has booked a reserve against the $90,875 funds paid to MCA Cure. The Company has hired an attorney and is making every effort to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation. As of June 30, 2023 and 2022, the Company recorded $-0- and $-0- in prepaid fund to MCA Cure, and $139,569 and $139,569 in indebtedness to On Deck. The Company negotiated a settlement with Susquehanna Salt for the loan balance, and as of June 30, 2023 and 2022, the Company recorded indebtedness to Susquehanna Salt of $0 and $10,500, respectively.

Note 8 – Shareholders’ Deficit

Preferred Stock:

The Company is currently authorized to issue 25,000,000 shares of preferred stock, par value of $0.0001.

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of June 30, 2023 and 2022, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval. As of June 30, 2023 and 2022, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

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

The Company issued 6,700,003 shares for the BOAPIN asset purchase; these shares were issued on September 1, 2020. As of June 30, 2023 and 2022, 6,838,889 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval. As of June 30, 2023 and 2022, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

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

As of June 30, 2023 and 2022, 4,000,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share.

During the year ended June 30, 2022, the Company

•	issued a total of 409,650,000 shares of common stock for a total value of $6,556,845 resulting in an average price of $0.016 per share,
•	issued 66,418,431 for $260,000 in debt, $9,954 in interest, and $9,000 in fees, valued at $677,707, which represents the fair value of shares issued,
•	issued 10,000,000 shares of common stock for services, valued at $48,300 or $0.0161 per share,
•	sold 360,000,000 shares of common stock to unaffiliated individuals and groups at $0.01 under the Reg A filing, of which 10,000,000 are yet to be issued,
•	accrued 7,262,500 shares of common stock for officer’s compensation and bonuses, valued at $104,126 or $0.0143 shares, and
•	accrued 6,840,000 shares of common stock for employee compensation and bonuses, valued at $88,551 or $0.0129 shares.

All shares were recorded at the stock price of the date of agreement or grant.

During the year ended June 30, 2023, the Company

•	issued 9,612,500 shares of common stock to its officers as compensation (of which 8,825,000 shares were granted in a prior period), valued at $124,108 or $.0129 per share;
•	issued 7,000,000 shares of common stock to its employees as compensation, valued at $90,000 or $0.0129 per share;
•	issued 36,500,000 shares of common stock to its investors, valued at $309,481 or $0.0085 per share;
•	issued 20,000,000 shares of common stock for services, valued at $164,000 or $0.0082 per share.

All shares were recorded at the stock price of the date of agreement or grant.

During the year ended June 30, 2023, the Company also recorded shares to be issued of 13,899,999 to its officers as compensation, valued at $93,660 or $.0067 per share, and shares to be issued of 65,000 to an employee as compensation, valued at $651 or $0.0100 per share. In addition, the Company recorded commitment shares to be issued of 15,000,000 valued at $49,936 or $0.0033 per share to Leonite Capital LLC in connection with the issuance of convertible notes on December 5, 2022. All shares were recorded at the stock price of the date of agreement or grant.

During the year ended June 30, 2023, the Company received proceeds totaling $739,500 in connection with the issuance of 170,262,500 shares of common stock and shares to be issued. Of the total proceeds received, $325,000 in proceeds was received from the issuance of 37,812,500 common shares that were issued under the terms of subscription agreements at the contract price of $0.008. Proceeds of $304,500 were received from the issuance of 30,450,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.01. Proceeds of $10,000 were received from the issuance of 2,000,000 common shares that were issued under the terms of a subscription agreement at the contract price of $0.005 and proceeds of $100,000 was received from the issuance of 100,000,000 common shares that were issued under the terms of a subscription agreement at the contract price of $0.01. These shares are yet to be issued as of June 30, 2023. As of June 30, 2023, these proceeds included $249,500 in subscriptions for which 24,950,000 shares will be issued in the second quarter of 2023. This amount is included in stock subscription liability on the consolidated balance sheet.

As of June 30, 2023 and 2022, the Company had 1,566,255,108 and 1,493,142,608 shares of common stock issued and outstanding, respectively.

Note 9 – Related Party Transactions

Note payable – BOAPIN purchase

In August 2020, and effective as of June 30, 2020, the Company purchased the BOAPIN portal, including all software, licensing, and ownership rights from Hypersoft Ventures, Inc., a related party through common ownership, for $800,200, which includes six million seven hundred thousand three (6,700,003) shares of Series C Convertible Preferred stock, valued at $375,200 or $0.056 per share, based on the conversion of one share of Series C Preferred stock for 10 shares of common stock and the stock price on the date of the transaction, and a note payable for $425,000, bearing twelve percent (12%) interest with no prepayment or delinquency clauses.

As of June 30, 2023 and 2022, the Company recorded Note payable-BOAPIN of $170,000 and $170,000, respectively. During the year ended June 3023 and 2023, the Company recorded interest expense of $13,600 and $21,900, respectively. The accrued interest balance at June 30, 2023 and 2022 was $63,015 and $49,415, respectively.

Related party debt

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

	2023	2022
Related parties – subsidiary	$177,320	$202,875
Due from related parties	–	(155,800)
Accrued salaries, bonus, fees	621,812	166,765
Total loans from related parties, net	$799,132	$58,040

Settlement agreement with former officer

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

1)	Legal Proceedings Involving Aqualaro Corp

On October 24, 2022, Aqualaro Corp. filed a lawsuit against the Company and its transfer agent in the Supreme Court of the State of New York, County of New York. Aqualaro sought monetary damages and an injunction to transfer 56 million shares of common stock to an individual. An amended complaint was filed on October 26, 2022. On December 5, 2022, the Company moved to dismiss the amended complaint. On April 13, 2023, the Court granted the Company’s motion but allowed the plaintiff to refile. On April 26, 2023, a second amended complaint was filed against the Company, adding Mr. Pizzino as a defendant. On May 8, 2023, Acqualaro filed a notice of appeal regarding the decision to dismiss the first amended complaint. On August 3, 2023, Aqualaro filed a third amended complaint. On August 14, 2023, the Company moved to dismiss the Third Amended Complaint.

2)	Settlement Agreements on July 21, 2023

The Company entered into a Settlement Agreement related to two litigations:

-	Benza Pharma, LLC, et al. v. Wearable Health Solutions, Inc., et al. in Clark County Nevada.
-	GRQ Consultants, Inc. v. Wearable Health Solutions Inc. in the Supreme Court of the State of New York.

In the Nevada Lawsuit, the Company agreed to settle for $345,000, with $145,000 paid upon signing and $200,000 due within 6 months. The Settlement Agreement allows for an increased payment of $600,000 if the Second Nevada Settlement Payment isn’t made within six months.

In the New York Lawsuit, the Company will pay $80,000, with $10,000 due upon execution of the Settlement. Payments received by the Company will be applied first to the Second New York Payment.

3)	Medical Alarm Concepts LLC v. MCA Cure, LLC

The Company sought the return of payments for non-performance, attorney fees, and court costs. An initial settlement was reached where MCA Cure would pay $10,000 upfront and $6,500 monthly until the debt was paid off in 2023.

The defendants breached the settlement agreement, leading to a reopened case. A judgment of $148,875.00, including punitive damages for fraud, was entered against all three defendants on August 25th. Pre-judgment interest of $1,066.60 and costs were also awarded to the plaintiffs.

Other than the aforementioned, we are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The Company maintains its corporate office at 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. The Company currently pays $175 a month for its office space and the term is month-to-month. The Company’s subsidiary maintained a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The three-year lease at $1,100 per month expired on September 30, 2021, and was renewed for 12 months at $1,300 per month beginning October 1, 2021 and expiring on September 30, 2022. The subsidiary subsequently entered into a month-to-month arrangement with this office warehouse and then terminated the arrangement and vacated the facility as of December 31, 2022. The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent for this new warehouse space is currently $1,325 per month for the first twelve months of the lease agreement. Expenditures for the year ending June 30, 2023 and 2022 are as follows:

	2023	2022
Rent expense	$20,350	$16,605

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. The Company’s lease agreement for its warehouse space located in King of Prussia, Pennsylvania expired on September 30, 2022. The Company has terminated the month-to-month arrangement and has vacated the warehouse located in King of Prussia, Pennsylvania as of December 31, 2022. As a result, the Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent which commenced in September 2022 is $1,325 per month and increases approximately 3% annually thereafter. The discount rate used was determined based on the available data as of the lease commencement date. The Right-of-use (“ROU”) asset value added as a result of this new lease agreement was $43,058. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s consolidated balance sheet as of June 30, 2023.

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

For the year ended June 30, 2023, total operating lease cost was $16,270 and is recorded in general and administrative expenses, dependent on the nature of the leased asset. The operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancellable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of June 30, 2023:

Fiscal Year Ending June 30,

2024	$16,250
2025	16,670
July & August 2025	2,790
Total future minimum lease payments	35,710
Less imputed interest	(3,203)
Total present value of future minimum lease payments	$32,507

As of June 30, 2023

Operating lease right-of-use assets	$32,157

Accrued lease liability	14,039
Long-term lease liability	18,468
$32,507

As of June 30, 2023

Weighted Average Remaining Lease Term	2.17 years

Weighted Average Discount Rate	8.44%

Note 11 – Other Income - Settlement

Settlement

In 2019, the Company engaged MCA Cure to negotiate settlements with two note holders, and paid MCA Cure a total of $97,625. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 and $18,705, being subsequently refunded, and engaged an attorney to recover funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan and has hired an attorney to recover funds and damages from MCA Cure. In February 2022, a settlement was reached with MCA Cure for fees and attorney costs of $105,125, amortized at 1.5%, by which the Company would receive an initial payment of $10,000, and $6,500 monthly until the debt is satisfied, with stipulations for any potential default. See Note 10 for further update.

As of June 30, 2023 and 2022, the Company has recorded $19,500 and $36,000 to other income, respectively.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30, 2023		June 30, 2022
U.S. statutory rate	21.00%		21.00%
PA state corporate tax	9.99%		9.99%
Less valuation allowance	(30.99%	)	(30.99)
Effective tax rate	0%		0%

The significant components of deferred tax assets and liabilities are as follows, expiring in 2024 and 2025, on net operating losses of $41,517,489 and $39,423,382 for fiscal years ended June 30, 2023 and 2022, respectively:

	2023	2022
Net deferred tax assets	$12,866,270	$12,217,306
Less valuation allowance	(12,866,270)	(12,217,306)
Deferred tax asset - net valuation allowance	$0	$0

The valuation allowance increased by $648,964 for the year ended June 30, 2023.

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended June 30, 2023 or 2022.

Note 13 – Subsequent Events

The Company evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and determined that there are no material events that are required to be disclosed.

On July 27, 2023, Mr. Vincent Miceli resigned his employment in the capacity of CFO for the Company. On October 4, 2023, Mr. Miceli filed a breach of contact complaint in the state of Connecticut against the Company.

On July 27, 2023, Mr. Eric Sherb, CPA was appointed as the Company interim CFO.

Through October 20, 2023, the Company has issued 125,000,000 common shares pursuant to its Regulation A offering for net proceeds of $99,000.

Through October 20, 2023, the Company issued 112,600,000 common shares pursuant to subscriptions received prior to June 30, 2023, however the shares had not yet been issued as of June 30, 2023.

As of October 20, 2023, the Company has 1,804,355,108 common shares issued and outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded disclosure controls and procedures were not effective as of June 30, 2023.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of June 30, 2023, the Company’s internal control over financial reporting is not effective based on those criteria due to the material weaknesses as described below.

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

Changes in Internal Control

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III

Item 10. Director and Executive Officer

Directors and Executive Officers

The following table sets forth information regarding our executive officers, directors, and significant employees, including their ages as of June 30, 2023.

As of June 30, 2023, Wearable Health Solutions, Inc. had five full-time employees, and no part-time employees. The directors and executive officers of the Company as of June 30, 2023, are as follows:

Name	Position	Age	Date of Appointment	Approx. Hours Per Week
Harrysen Mittler	CEO, Director	71	12.6.2019	40
Peter Pizzino	President, Director	48	12.6.2019	40
Eric Sherb	CFO	37	7.27.2023	40

Harrysen Mittler, Age 71: Harrysen Mittler has over thirty years of experience in corporate finance, mergers and acquisitions, business administration and commerce. He served in the audit division of Deloitte Haskins and Sells, the predecessor to Deloitte & Touche LLP. Mr. Mittler from 2016 to 2020, served as Chairman, CEO and CFO of Pacific Software Inc. a public company, (symbol PFSF) as a designer, developer and acquirer of enterprise solutions in the emerging e-commerce technology sectors. He served as director and CFO of Nortia Capital Partners Inc., a publicly traded merchant banking company, as well as for Autoworks International Ltd. a company quoted on the Frankfurt Stock Exchange.

Peter Pizzino, Age 48: Peter Pizzino had a career in the securities and investment industry with financial experience spanning over 25 years. Since 2015, Mr. Pizzino held positions in Capital Markets at Spartan Capital, then with J. Streicher Capital on the New York Stock Exchange Floor where he financed both public and private client companies. He later, in 2018, served as president of Pacific Software Inc, PFSF on the OTC Markets, which is a software development and acquisition company, where he helped develop a commodities trade platform for the international markets. Mr. Pizzino extensive international business and Non-Profit experience. He studied Finance and held several securities licenses.

Eric Sherb Age 37. Mr. Sherb, graduated with a BBA from Emory University in Accounting and Finance. He is a CPA with over 15 years experience in accounting advisory, auditing and mergers and acquisitions. Over the last five years Mr. Sherb has been the owner of EMS Consulting Services, LLC, where he specializes in accounting advisory and outsourcing CFO services for startups and small companies. Mr. Sherb has extensive experience in financial reporting for pre-revenue startups to large public entities, including bookkeeping, consolidation, SEC reporting, financial statement preparation and analysis, management and investor reporting, financial modeling and audit and IPO readiness.

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

Significant Employees

Other than the foregoing named officers and directors, we have five full-time employees whose services are materially significant to our business and operations who are employed at will by Wearable Health Solutions, Inc.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive Officer paid by us during the years ended June 30, 2023 and 2022, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

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

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)[1]	($)

Harrysen Mittler,	2023	243,000	0	16,180	0	0	0	36,726	295,906
CEO, Director	2022	315,000	120,000	4,746,098	0	0	0	30,350	5,211,448
Peter Pizzino,	2023	243,000	0	16,180	0	0	0	36,726	295,906
President, Director	2022	315,000	120,000	4,746,098	0	0	0	14,000	5,195,098
Ronald Adams,	2023	0	0	0	0	0	0	0	0
Former, EVP Sales, President MAC	2022	127,023	0	30,000	0	0	0	0	157,023
Jennifer Loria,	2023	50,000	0	36,000	0	0	0	34,579	112,115
Former COO, MAC	2022	172,082	0	61,500	0	0	0	0	233,582
Vincent S. Miceli,	2023	216,000	0	61,349	0	0	0	18,862	277,349
Former CFO	2022	27,000	0	70,000	0	0	0	1,881	98,881
Gail Rosenthal	2023	0	0	0	0	0	0	0	0
Eric Sherb, CFO	2023	0	0	0	0	0	0	0	0

1.	This column includes such things as medical reimbursements, and auto allowances.

Outstanding Equity Awards at Fiscal Year-End: Include the following language and chart:

The table below summarizes the outstanding equity awards to our executive officers as of June 30, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
–	–	–	–	–	–	–	–	–	–

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2023 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 1,776,255,108 shares of the Company’s common stock outstanding on October 9, 2023.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Ownership	Percentage of Beneficial Ownership of Common Stock Assuming Conversion of all Preferred Shares	Percentage of Voting Power Based on Voting Privileges of Common and Preferred Shares without Conversions
Directors and Officers:
Harrysen Mittler (CEO, Secretary, Director)	303,175,000 Common Stock	17.2% Common Stock	526,437,500 shares of common stock	20,326,437,500 Total Votes
	2,326,250 Series C Preferred	34.0% Series C Preferred
	2,000,000 Series E Preferred(4)	50% Series E Preferred

Peter Pizzino (President, Director)	303,175,000 Common Stock	17.2% Common Stock	514,651,250 shares of common stock	20,314,651,250 Total Votes
	1,147,625 Series C Preferred	16.8% Series C Preferred
	2,000,000 Series E Preferred(4)	50% Series E Preferred

Eric Sherb (CFO)	0	0		0 Total Votes

Vincent S. Miceli Former CFO	6,312,500 Common Stock	>1% Common Stock		6,312,500 Total Votes

Aqualaro Corp.(3)	28,000,000 Common Stock	0.76% Common Stock		28,000,000 Total Votes

Pacific Software, Inc. Harrysen Mittler	1,250,000 Series C Preferred	18.3% Series C Preferred	11,250,000 shares of Common Stock	1,250,000 Total Votes

Hypersoft Ventures, Inc. Robert Johnson	1,162,500 Series C Preferred	17% Series C Preferred	11,625,000 shares of Common Stock	1,162,500 Total Votes

Sandor Capital, Master Fund	400,000 Series D Preferred	94% Series D Preferred	40,000,000 shares of Common Stock	400,000 Total Votes

JEBL Holdings LP	25,000 Series D Preferred	6% Series D Preferred	2,500,000 shares of Common Stock	25,000 Total Votes

Venture Group Capital	72,500,000 Common stock	4.1% Common Stock		72,500,000 Total Votes

All executive officers and directors	Common Stock	34.2% Common Stock(2)
as a group (3 persons)	Series C Preferred	69% Series C Preferred
	Series E Preferred	100% Series E Preferred
	Total Common Vote	98%(5)

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2)	Based upon 1,766,255,108 shares outstanding as of October 9, 2023.
(3)	Company Aqualaro Corp. is controlled by Miro Zecevic.
(4)	Reflects Series E Preferred Stock. Series E Preferred Stock converts at a ratio of 1 Series E Preferred Share into 100 Shares of Common Shares. Series E Preferred Stock has voting rights of 10,000 votes of common stock per share of Series E Preferred.
(5)	Based upon the voting preferences included in all of the classes of stock of the Company, which amounts to 41,604,252,750 votes.

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

Related Party Transactions

Note payable – BOAPIN purchase

In August 2020, and effective as of June 30, 2020, the Company purchased the BOAPIN portal, including all software, licensing, and ownership rights from Hypersoft Ventures, Inc., a related party through common ownership, for $800,200, which includes six million seven hundred thousand three (6,700,003) shares of Series C Convertible Preferred stock, valued at $375,200 or $0.056 per share, based on the conversion of one share of Series C Preferred stock for 10 shares of common stock and the stock price on the date of the transaction, and a note payable for $425,000, bearing twelve percent (12%) interest with no prepayment or delinquency clauses.

As of June 30, 2023 and 2022, the Company recorded Note payable-BOAPIN of $170,000 and $170,000, accrued interest of $63,015 and $49,415, and expensed $13,600 and $21,190 in interest, respectively.

Related party debt

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made.

	2023	2022
Related parties – subsidiary	$177,320	$202,875
Due from related parties	–	(155,800)
(Net Advances) Accrued salaries, bonus, fees	621,812	166,765
Total loans from related parties, net	$799,132	$58,040

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

Item 14. Principal Accounting Fees and Services

During the fiscal years ended June 30, 2023, we incurred approximately $54,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2023.

During the fiscal year ended June 30, 2022, we incurred approximately $80,650 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2022.

Audit-Related Fees

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2023, and 2022 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wearable Health Solutions, Inc.

/s/ Harrysen Mittler	October 20, 2023
Harrysen Mittler, CEO, Principal Executive Officer, Director	Date

/s/ Peter Pizzino	October 20, 2023
Peter Pizzino, President, Director	Date

/s/ Eric Sherb	October 20, 2023
Eric Sherb, CFO, Principal Accounting Officer	Date

