Form 10-Q
period 2023-09-30
WEARABLE HEALTH SOLUTIONS, INC.
filed 2023-11-20
CIK 1443089

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Phone: 917-541-5884

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2023
Common Stock, $0.0001	1,804,255,108

WEARABLE HEALTH SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wearable Healthcare Solutions, Inc.

Condensed Consolidated Balance Sheets

As at September 30, 2023 and June 30, 2023

	September 30,	June 30,
	2023	2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,658	$136,151
Accounts receivable, net	13,820	379
Inventory	8,555	8,555
Prepaid inventory	28,140	7,242
Total Current Assets	61,173	152,327
Property and equipment, net	35,402	38,689
Right-of-use assets	28,740	32,157
Total Assets	$125,315	$223,173

LIABILITIES AND SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES	–	–

Current Liabilities
Accounts payable	$186,417	$162,936
Accrued expenses and other current liabilities	494,764	517,067
Short-term lease liability	14,443	14,039
Related party debt, net	1,067,595	799,132
Deferred revenue	132,417	103,412
Line of credit	–	397,500
Notes payable	398,333	398,333
Notes payable - other	50,000	50,000
Notes payable - related party	170,000	170,000
Convertible notes Leonite, net	270,635	246,148
Convertible notes other	518,750	673,750
Stock subscription liability	249,500	249,500
Total Current Liabilities	3,552,854	3,781,817
Long-term lease liability	14,717	18,468
Total Liabilities	3,567,571	3,800,285

SHAREHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of both September 30,2023 and June 30, 2023	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of both September 30,2023 and June 30, 2023	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 shares authorized, 6,838,889 shares issued and outstanding as of September 30,2023 and June 30, 2023, respectively	684	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of both September 30,2023 and June 30, 2023	43	43
Series E Preferred Stock: $0.0001 par value; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding as of September 30,2023 and June 30, 2023, respectively	400	400
Common stock: $0.0001 par value; 3,000,000,000 shares authorized, 1,804,255,108 and 1,566,255,108 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	180,425	156,625
Common stock to be issued 48,725,832 and 169,767,499 shares as of September 30, 2023 and June 30, 2023, respectively	216,289	604,335
Additional paid-in capital	37,952,848	37,472,648
Accumulated deficit	(41,792,947)	(41,811,849)
Total Shareholders' Deficit	(3,442,256)	(3,577,112)
Total Liabilities and Shareholders' Deficit	$125,315	$223,173

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2023 and 2022

(unaudited)

	Three Months Ended September 30,
	2023	2022
Revenue	$142,412	$216,460
Cost of sales	(50,127)	(120,002)
Gross profit	92,285	96,458

Operating expenses
Selling expense	285	190,010
Depreciation	3,287	2,544
Research and development expense	15,200	2,180
Consulting and professional fees	125,185	42,314
Insurance	12,136	29,192
Rent	4,080	5,410
Salaries and wages	187,940	502,856
General and administrative	79,903	81,977
Total operating expenses	428,015	856,483

Loss from operations	(335,731)	(760,025)

Other income / (expense), net
Other income	–	19,500
Interest income	–	1,500
Gain on debt extinguishment	397,500	–
Interest expense	(42,867)	(9,742)
Total other income (expense), net	354,633	11,258

Net income (loss) before income taxes	18,902	(748,767)
Income taxes	–	–
Net income (loss)	$18,902	$(748,767)

Net income (loss) per common share - Basic	$0.00	$(0.00)
Net income (loss) per common share - Diluted	$0.00	$(0.00)

Weighted average common shares outstanding - Basic	1,648,325,760	1,517,790,978
Weighted average common shares outstanding - Diluted	2,169,711,734	1,517,790,978

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended September 30, 2023 and 2022

(unaudited)

	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2022	688	$1	9,938	$1	6,838,889	$684	425,000	$43
Loss for the period	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Common stock to be issued for officer comp	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–
Shares sold for cash - prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash - current quarter	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–
Balance at September 30, 2022	688	$1	9,938	$1	6,838,889	$684	425,000	$43

Balance at June 30, 2023	688	$1	9,938	$1	6,838,889	$684	425,000	$43
Income for the period	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–
Shares sold for cash - prior quarter	–	–	–	–	–	–	–	–
Shares sold for cash - current quarter	–	–	–	–	–	–	–	–
Balance at September 30, 2023	688	$1	9,938	$1	6,838,889	$684	425,000	$43

	Series E		Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Deficit	Deficit

Balance at June 30, 2022	4,000,000	$400	1,493,142,608	$149,314	35,602,500	$407,677	$36,773,035	$(39,423,382)	$(2,092,227)
Loss for the period	–	–	–	–	–	–	–	(748,767)	(748,767)
Common stock for compensation	–	–	5,000,000	500	(2,000,000)	(30,000)	65,500	–	36,000
Common stock to be issued for compensation	–	–	–	–	32,500	441	–	–	441
Common stock for officer compensation	–	–	6,950,000	695	(6,950,000)	(101,262)	100,567	–	–
Common stock to be issued for officer comp	–	–	–	–	3,475,000	47,144	–	–	47,144
Shares issued for services	–	–	5,000,000	500	–	–	88,500	–	89,000
Shares sold for cash - prior quarter	–	–	21,500,000	2,150	(21,500,000)	(215,000)	212,850	–	–
Shares sold for cash - current quarter	–	–	–	–	67,950,000	604,500	–	–	604,500
Payment of subscription receivable	–	–	–	–	–	–	30,000	–	30,000
Balance at September 30, 2022	4,000,000	$400	1,531,592,608	$153,159	76,610,000	$713,500	$37,270,452	$(40,172,149)	$(2,033,909)

Balance at June 30, 2023	4,000,000	$400	1,566,255,108	$156,625	169,767,499	$604,335	$37,472,648	$(41,811,849)	$(3,577,112)
Income for the period	–	–	–	–	–	–	–	18,902	18,902
Common stock for officer compensation	–	–	–	–	1,958,333	1,954	–	–	1,954
Shares sold for cash - prior quarter	–	–	138,000,000	13,800	(138,000,000)	(405,000)	391,200	–	–
Shares sold for cash - current quarter	–	–	100,000,000	10,000	15,000,000	15,000	89,000	–	114,000
Balance at September 30, 2023	4,000,000	$400	1,804,255,108	$180,425	48,725,832	$216,289	$37,952,848	$(41,792,947)	$(3,442,256)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2023 and 2022

(unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$18,902	$(748,767)
Adjustment for non-cash charges and other items:
Depreciation	3,287	2,544
Amortization of deferred debt issuance costs	11,987	172,585
Amortization of debt discount	12,500	–
Stock-based compensation expense	1,954	–
Gain on debt extinguishment	(397,500)	–
	(348,870)	(573,638)
Changes in working capital
Decrease / (increase) in accounts receivables	(13,441)	(16,657)
Decrease / (increase) in inventory	–	(34,132)
Decrease / (increase) in prepaid inventory	(20,898)	43,518
Decrease / (increase) in prepaid expenses	–	(1,325)
(Decrease) / increase in trade and other payables	23,481	8,357
(Decrease) / increase in accrued expenses	(22,233)	15,765
(Decrease) / increase in accrued expenses - related party	178,254	–
(Decrease) / increase in deferred revenue	29,004	(3,000)
	174,167	12,526
Cash flow used in operating activities	(174,703)	(561,112)

Cash flow used in investing activities
Purchase of property, plant & equipment	–	(9,442)
Cash flow used in investing activities	–	(9,442)

Cash flow provided by financing activities
Proceeds received from related parties	90,210	134,835
Repayments of note payable	(155,000)	(13,382)
Proceeds from issuance of stock (net of subscriptions receivable) and stock subscription liability	114,000	634,500
Cash flow from financing activities	49,210	755,953
Increase/(decrease) in cash and cash equivalents	(125,493)	185,399
Cash and cash equivalents at beginning of the period	136,151	70,505
Cash and cash equivalents at end of the period	$10,658	$255,904

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

WEARABLE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Basis of presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2023, and the results of operations and changes in shareholders’ deficit for the three months ended September 30, 2023 and cash flows for the three months ended September 30, 2023. The balance sheet as of June 30, 2023, is derived from the Company’s audited financial statements. These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2023 and 2022, which are included in the Company’s June 30, 2023 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 20, 2023.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on this Form 10-K for the fiscal year ended June 30, 2023.

The results of operations for the three months ended September 30, 2023, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024.

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

Accounts Receivable – The Company estimates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. The Company charges off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. The Company considers any balance unpaid after the contract payment period to be past due. There are $13,820 and $ 379 in accounts receivable net of allowances of $23,705 and $ 23,705 at September 30, 2023 and June 30, 2023, respectively.

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

	Three Months Ended September 30,
	2023	2022
Revenue
Hardware revenue	$25,755	$26,876
Service Revenue	116,657	189,584
Total Revenue	$142,412	$216,460

Deferred revenues at September 30, 2023 and June 30, 2023 was $132,417 and $103,412, respectively. The deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at September 30, 2023 and June 30, 2023, respectively. We have no agreements longer than 12 months.

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

The Federal and state income tax returns of the Company for 2023, 2022, and 2021 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. For the three months ended September 30, 2023 and 2022, the Company recorded $15,200 and $2,180 in research and development costs, respectively.

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

			September 30,
	Shares Outstanding	Dilution	2023	2022
Series A convertible preferred stock	688	1 share A: 2 shares	1,376	1,376
Series B convertible preferred stock	9,938	1 share B: 2 shares	19,876	19,876
Series C convertible preferred stock	6,838,889	1 share C: 10 shares	68,388,890	68,388,890
Series D convertible preferred stock	425,000	1 share D: 10 shares	4,250,000	4,250,000
Series E convertible preferred stock	4,000,000	1 share E: 100 shares	400,000,000	400,000,000
Common stock to be Issued
Leonite Convertible notes	15,000,000	1:1	15,000,000	–
Stock subscription liability	24,950,000	1:1	24,950,000	–
Others	8,775,832	1:1	8,775,832	76,610,000
Total potentially dilutive shares			521,385,974	549,270,142

	Three Months ended September 30,
	2023	2022
Numerator:
Net Income (loss)	$18,902	$(748,767)
Denominator:
Weighted average common shares outstanding - basic	1,648,325,760	1,517,790,978
Weighted average common shares outstanding - diluted	2,169,711,734	1,517,790,978
Net income (loss) per share - basic	$0.00	$(0.00)
Net income (loss) per share - diluted	$0.00	$(0.00)

The Company has recognized income for this quarter, as a result, the basic and diluted share bases will not be presented as the same. For the three month periods ended September 30, 2023 and 2022, the Company recognized income of $0.00 and incurred losses of ($0.00) per basic share, respectively. For the three month periods ended September 30, 2023 and 2022, the Company recognized income of $0.00 and incurred losses ($0.00) per diluted share, respectively.

Recent Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements for the three months ended September 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at September 30, 2023 and June 30, 2023, the Company has shown historical losses and has an accumulated deficit of ($41,792,947) and ($41,811,849), respectively. During the three months ended September 30, 2023, Company has net cash used in operating activities of $174,703. As of September 30, 2023, the Company has a working capital deficit of $3,491,681.

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

As of September 30, 2023 and June 30, 2023, the Company had $8,555 and $8,555 in inventory, respectively, as well as $28,140 and $7,242 in prepaid inventory, respectively.

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

As of September 30, 2023 and June 30, 2023, the Company recorded $35,402 and $38,689 in net Property and Equipment, respectively:

	September 30,	June 30,
	2023	2023

Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer portal	50,000	50,000
Furniture	9,443	9,443
Property, plant, and equipment	145,032	145,032
Less accumulated depreciation	(109,630)	(106,343)
Net property, plant, and equipment	$35,402	$38,689

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded accounts payable of $186,417 and $162,936, directly related to operating costs, as of September 30, 2023 and June 30, 2023, respectively.

Accrued expenses and other current liabilities are expenses that have been incurred but not yet paid, and mainly include legal fees, audit fees and other professional fees as well as accrued interest in connection with the credit line and notes payable. The Company recorded $494,764 and $517,067 in accrued expenses and other current liabilities as of September 30, 2023 and June 30, 2023, respectively.

Note 7 – Notes Payable and Note payable-other

Notes payable consists of notes payable from our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, short term notes payable, and notes payable-BOAPIN portal, as follows:

	September 30,	June 30,
	2023	2023
Notes from subsidiary	$158,333	$158,333
Notes payable - Reg A deposits	140,000	140,000
Short term bridge loan	100,000	100,000
Total notes payable	$398,333	$398,333

Notes Payable - subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 6.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	September 30,	June 30,
	2023	2023
Wells Fargo Loan	$8,770	$8,770
On Deck Loan	139,569	139,569
Prosper Loans	9,994	9,994
	$158,333	$158,333

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

At September 30, 2023 and June 30, 2023, the Company recorded a short term note payable of $100,000, respectively. During the three months ended September 30, 2023 and September 30, 2022, the Company expensed $3,000 and $3,000 in interest, respectively. The accrued interest payable at September 30, 2023 and June 30, 2023 was $91,677 and $88,677, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

Note payable – stock purchases under Reg A

At September 30, 2023 and June 30, 2023, the Company has recorded $140,000 and $140,000 in notes payable for stock purchases under Reg A. During the three months ended September 30, 2023 and September 30, 2022, the Company recorded interest expense of $2,700 and $2,700, respectively. The accrued interest payable at September 30, 2023 and June 30, 2022 was $25,807 and $23,107, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

During the three months ended September 30, 2023 and September 30, 2022, the Company recorded interest expense of $500 and $500, respectively. The accrued interest payable at September 30, 2023 and June 30, 2023 was $13,782 and $13,282, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

On July 21, 2023, the Company entered into settlement agreements with the principals of the company. In the Nevada Lawsuit (see Note 10), the Company agreed to settle for $345,000, with $145,000 paid upon signing and $200,000 due within 6 months. The Settlement Agreement allows for an increased payment of $600,000 if the Second Nevada Settlement Payment isn’t made within six months. In the New York Lawsuit (see Note 10), the Company will pay $80,000, with $10,000 due upon execution of the Settlement. Payments received by the Company will be applied first to the Second New York Payment. On July 26, 2023 the company paid $145,000 to Benza and $10,000 to GQR Consultant as per the settlement agreement (see Note 12).

As of September 30, 2023 and June 30, 2023, the Company reported $518,750 and $673,750 in convertible notes payable, respectively.

Convertible Note – Leonite Capital, LLC

On December 5, 2022, the Company received $250,000 on issuing the first tranche of $1,000,000 senior secured convertible note (“Leonite 2022 Convertible Note”) from Leonite, net of an original issue discount of $62,500. The term of the convertible note is fifteen months from the date of closing and matures on March 5, 2024. The Company is required to only pay interest expense on a monthly basis for the first six months of the term. During the three months ended September 30, 2023, the Company accrued $8,789 of interest expense related to the convertible notes. As of September 30, 2023 and June 30, 2023, the Company reported $270,635 and $246,148 as Convertible notes – Leonite payable respectively.

The Company will begin making nine equal amortization payments of $34,722 commencing in the month of July 2023. The Company is required to issue 15,000,000 commitment shares valued at $78,000 to Leonite of which $28,064 was charged to common stock to be issued. In addition, the Company also paid Leonite $10,000 for legal fees incurred by Leonite related to this transaction. The commitment shares and the legal fees have been recorded as deferred debt issuance costs totaling $59,936. The Company amortized $11,987 of the deferred debt issuance costs during the three months ended September 30, 2023, and the Company also amortized $12,500 of the original issue discount during the three months ended September 30, 2023. The Leonite Convertible Note bears annual interest at the greater of 10% or the Prime Rate plus three percent (3%). The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.007 per share with anti-dilution features.

Credit line – MediPendant New York Inc.

On September 30, 2014, the subsidiary received a line of credit with Medi Pendant New York, Inc. (“MNY). Under the original terms of the line of credit agreement, the Company was able to borrow up to $300,000 with the rate of interest of 6.5% per annum. The maturity date of the line of credit was September 30, 2017 with a one-year extension to September 30, 2018. On January 31, 2015, the limit on the line of credit was increased to $500,000 with the same interest rate and due date, in consideration of the Company’s issuance of 200,000 shares of common stock to one of the owners of MNY, which was memorialized on October 20, 2015. Interest of $25,653 and $8,436 was accrued as of June 30, 2016 and 2015, respectively. In the first quarter of 2023, the Company received a legal opinion that the debt was uncollectible. As such, the Company recorded a gain on debt extinguishment of $397,500.

As of September 30, 2023 and June 30, 2023, the balance due on the line of credit was $0 and $397,500, respectively.

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with two creditors: On Deck and Susquehanna Salt, noted in the table above. The Company ceased paying the loan payments and paid to MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and MCA Cure assured they had enough funds to negotiate with the creditors. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 by the creditors. $18,705 was subsequently refunded by the collection firm. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan, and has booked a reserve against the $90,875 funds paid to MCA Cure. The Company has hired an attorney and is making every effort to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation. As of September 30, 2023 and June 30, 2023, the Company recorded $-0- and $-0- in prepaid fund to MCA Cure, and $139,569 and $139,569 in indebtedness to On Deck. The Company negotiated a settlement with Susquehanna Salt for the loan balance, and as of September 30, 2023 and June 30, 2023, the Company recorded indebtedness to Susquehanna Salt of $0 and $0, respectively.

Note 10 – Shareholders’ Deficit

Preferred Stock:

The Company is currently authorized to issue 25,000,000 shares of preferred stock, par value of $0.0001.

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of September 30, 2023 and June 30, 2023, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval. As of September 30, 2023 and June 30, 2023, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

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

The Company issued 6,700,003 shares for the BOAPIN asset purchase; these shares were issued on September 1, 2020. As of September 30, 2023 and June 30, 2023, 6,838,889 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval. As of September 30, 2023 and June 30, 2023, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

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

As of September 30, 2023 and June 30, 2023, 4,000,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share.

During the three months ended September 30, 2023,

•	the Company has issued 100,000,000 common shares pursuant to its Regulation A offering for net proceeds of $99,000.
•	the Company issued 138,000,000 common shares pursuant to subscriptions received prior to June 30, 2023.

During the three months ended September 30, 2023, the Company also recorded shares to be issued of 1,958,333 to its officers as compensation, valued at $1,954 or $0.001 per share. All shares were recorded at the stock price of the date of agreement or grant.

During the three months ended September 30, 2023, the Company received proceeds totaling $114,000 in connection with the issuance of 115,000,000 shares of common stock. Of the total proceeds received, $99,000 in proceeds was received from the issuance of 100,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001. Proceeds of $15,000 were received from the issuance of 15,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001 per share. Of these issuances, only 15,000,000 shares are yet to be issued as of September 30, 2023.

As of September 30, 2023 and June 30, 2023, the Company has 1,804,255,108 and 1,566,255,108 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2023 and June 30, 2023, the Company has recorded a Note payable-BOAPIN of $170,000 and $170,000, respectively. During the three months ended September 30, 2023 and September 30, 2022, the Company recorded interest expense of $3,428 and $3,428, respectively. The accrued interest balance at September 30, 2022 and June 30, 2022 was $66,443 and $52,853 respectively.

Related party debt, net

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made. The following table reflects the composition of the related party debt, net balance at September 30, 2023 and June 30, 2023.

	September 30,	June 30,
	2023	2023
Related parties – subsidiary	$177,320	$177,320
Accrued salaries, bonus, fees	890,275	621,812
Total loans from related parties, net	$1,067,595	$799,132

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

In the Nevada Lawsuit, the Company agreed to settle for $345,000, with $

145,000 paid upon signing and $200,000 due within 6 months. The Settlement Agreement allows for an increased payment of $600,000 if the Second Nevada Settlement Payment isn’t made within six months.

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

The Company maintains its corporate office at 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. The Company currently pays $175 a month for its office space and the term is month-to-month. The Company’s subsidiary maintained a warehouse office in Pennsylvania to facilitate inventory arrival and product shipment. The three-year lease at $1,100 per month expired on September 30, 2021, and was renewed for 12 months at $1,300 per month beginning October 1, 2021 and expiring on September 30, 2022. The subsidiary subsequently entered into a month-to-month arrangement with this office warehouse and then terminated the arrangement and vacated the facility as of December 31, 2022. The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent for this new warehouse space is currently $1,325 per month for the first twelve months of the lease agreement. Expenditures for the three months ending September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022
Rent Expenses	$4,080	$5,410

The Company leased a fulfilment center in the U.S., which was classified as an operating lease which subsequently expired on September 30, 2022. The Company determines if an arrangement qualifies as a lease at the lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are for a fulfilment center, generally have a lease term between 3 and 5 years. The Company’s leases are comprised of fixed lease payments and also include executory costs such as common area maintenance, as well as property insurance and property taxes. The Company has elected to account for the lease and non-lease components as a single lease component for its real estate leases. Lease payments, which may include lease components and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. The Company’s lease agreement for its warehouse space located in King of Prussia, Pennsylvania expired on September 30, 2022. The Company has terminated the month-to-month arrangement and has vacated the warehouse located in King of Prussia, Pennsylvania as of December 31, 2022. As a result, the Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent which commenced in September 2022 is $1,325 per month and increases approximately 3% annually thereafter. The discount rate used was determined based on the available data as of the lease commencement date. The Right-of-use (“ROU”) asset value added as a result of this new lease agreement was $43,058. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s consolidated balance sheet as of September 30, 2023.

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

The following summarizes (i) the future minimum undiscounted lease payments under non-cancellable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of September 30, 2023:

Fiscal Year Ending June 30,

2024	$12,240
2025	16,670
July & August 2025	2,790
Total future minimum lease payments	31,700
Less imputed interest	(2,540)
Total present value of future minimum lease payments	$29,160

As of September 30, 2023

Operating lease right-of-use assets	$28,740

Accrued lease liability	14,443
Long-term lease liability	14,717
$29,160

As of September 30, 2023

Weighted Average Remaining Lease Term	1.92 years
Weighted Average Discount Rate	8.44%

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

For the three months ended September 30, 2023 and 2022, the Company recorded $0 and $19,500 in other income related to this settlement agreement, respectively.

Note 15 – Subsequent Events

On November 3, 2023, the Company entered into a Promissory Note Agreement (the “Promissory Note”) with its president Peter Pizzino (“Noteholder”), pursuant to which the Company issued to the Noteholder, on November 3, 2023, Secured Note in an aggregate principal amount of $279,940 (the “Notes”), consisting of gross proceeds of loans of $279,940, that were made in cash by Noteholder to the Company over the past year used for operations, which Note shall not be convertible into the Company’s common stock, par value $0.0001 per share.

The Note accrues interest at the rate of 3% per annum and matures on October 7, 2024. Interest on the Note is payable in cash. Upon the occurrence of an event of default, interest accrues at 15% per annum. The Note contains customary default provisions, including provisions for potential acceleration, and covenants, including negative covenants regarding additional indebtedness and dividends. The Company may only prepay the Note with the prior written consent of the respective Noteholder thereof.

On November 8, 2023, Mr. Harrysen Mittler resigned from the capacity of CEO and as a Director for the Company. Mr. Peter Pizzino, our current President and Director will take over as the Company’s CEO.

The Company evaluated events that have occurred after the balance sheet date but before the financial statements are issued and determined that there are no additional material events that are required to be disclosed.

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

Results of Operations

Results for the Period Ended September 30, 2023, compared to the Period Ended September 30, 2022

Operating Revenues

The Company had revenues of $142,412 and $216,460 for the periods ended September 30, 2023 and 2022, respectively. Revenues decreased due to the Company’s cash restraints and inability to buy inventory and attract new customers.

Cost of Revenues

The Company’s cost of revenues for the three months ended September 30, 2023 and 2022 was $50,127 and $120,002 respectively. Cost of revenues decreased for the three months ended September 30, 2023 primarily due to decreased revenues in the three months ended September 30, 2023 as compared to 2022.

Gross Profit

The Company’s gross profit for the three months ended September 30, 2023 and 2022 was $92,285, and $96,458, respectively. The decrease in the Company’s gross profit was due primarily to the decrease in revenues in 2023 as compared to 2022.

Operating Expenses

Operating expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the three months ended September 30, 2023, operating expenses were $428,016 compared to $856,483 for the three months ended September 30, 2022. The primary expenses for the three months ended September 30, 2023 were salaries and wages totaling $187,940; the primary expenses for the three months ended September 30, 2022 were salaries and wages totaling $502,856.

Other (Income) Expense, net

The Company had other (income) expense, net for the periods ended September 30, 2023 and 2022 of $(354,633) and $(11,258), respectively. Other income, net for the three months ended September 30, 2023, consisted of gain on debt extinguishment of $397,500 which was partially offset by interest expense of $42,867. Other income, net for the three months ended September 30, 2022 consisted of $19,500 in settlement proceeds, interest income of $1,500 all of which was partially offset by interest expense of $9,742.

Net Income (Loss)

The net income (loss) for the three months ended September 30, 2023, was $18,902 compared to ($748,767) for the three months ended September 30, 2022.

Liquidity and Capital Resources

	September 30,	June 30,
	2023	2023
Working Capital
Cash	$10,658	$136,151
Current Assets	$61,173	$152,327
Current Liabilities	$3,552,854	$3,781,817
Working Capital (Deficit)	$(3,491,681)	$(3,629,490)

	September 30,	September 30,
	2023	2022
Cash Flows
Cash flow used in operating activities	$(174,703)	$(561,112)
Cash flow used in investing activities	$–	$(9,442)
Cash flow provided by financing activities	$49,210	$755,953
Net increase/(decrease) in cash during the period	$(125,493)	$185,399

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds and through the sale of equity.

At September 30, 2023, the Company had total current assets of $61,173. Current assets consisted primarily of cash and inventory. At September 30, 2023 and June 30, 2023, the Company had total current liabilities of $3,552,854 and $3,781,817, respectively. Current liabilities consisted primarily of accounts payable, accrued liabilities and notes payable.

We had negative working capital of $3,491,681 as of September 30, 2023.

Cash flow from Operating Activities

During the three months ended September 30, 2023, cash used in operating activities was $(174,703) compared to $(561,112) for the period ended September 30, 2022. The decrease in the amount of cash used in operating activities was primarily due to the decrease in the net loss resulting from the lower salaries and wages incurred in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Cash flow from Financing Activities

For the three months ended September 30, 2023, cash provided by financing activities was $49,210 compared to $755,953 provided during the three months ended September 30, 2022.

Quarterly Developments

None.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $41,792,947 as of September 30, 2023. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2023; Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, the Company received proceeds totaling $114,000 in connection with the issuance of 115,000,000 shares of common stock. Of the total proceeds received, $99,000 in proceeds was received from the issuance of 100,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001. Proceeds of $15,000 were received from the issuance of 15,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001 per share. Of these issuances, only 15,000,000 shares are yet to be issued as of September 30, 2023.

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

WEARABLE HEALTH SOLUTIONS, INC.

Wearable Health Solutions, Inc.

/s/ Peter Pizzino	November 20, 2023
Peter Pizzino, CEO, Principal Executive Officer, Director	Date

/s/ Eric Sherb	November 20, 2023
Eric Sherb, CFO, Principal Accounting Officer	Date

