Form 10-Q
period 2023-12-31
WEARABLE HEALTH SOLUTIONS, INC.
filed 2024-02-20
CIK 1443089

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-56368

WEARABLE HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3534190	3669
(State or Other Jurisdiction of	(IRS Employer	(Primary Standard Industrial
Incorporation or Organization)	Identification Number)	Classification Code Number)

10535 N Port Washington Rd., Suite 204,

Mequon, WI 53092

(Address of principal executive offices)

Phone: 877-639-2929

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 20, 2024
Common Stock, $0.0001	1,826,705,108

WEARABLE HEALTH SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wearable Healthcare Solutions, Inc.

Consolidated Balance Sheets

As at December 31, 2023 and June 30, 2023

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$410	$136,151
Accounts receivable, net	26,685	379
Inventory	5,120	8,555
Prepaid inventory	–	7,242
Total Current Assets	32,215	152,327
Property and equipment, net	32,115	38,689
Right-of-use assets	25,250	32,157
Total Assets	$89,580	$223,173

LIABILITIES AND SHAREHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES

Current Liabilities
Accounts payable	$176,758	$162,936
Accrued expenses and other current liabilities	453,347	517,067
Short-term lease liability	14,856	14,039
Related party debt, net	801,974	799,132
Deferred revenue	157,310	103,412
Line of credit	–	397,500
Notes payable	398,333	398,333
Notes payable - other	50,000	50,000
Notes payable - related party	279,940	170,000
Convertible notes - Leonite	295,122	246,148
Convertible notes - other	518,750	673,750
Stock subscription liability	25,000	249,500
Total Current Liabilities	3,171,390	3,781,817
Long-term lease liability	10,815	18,468
Total Liabilities	3,182,205	3,800,285

SHAREHOLDERS' DEFICIT
Series A Convertible Preferred Stock: $0.0001 par value; 100,000 shares authorized, 688 shares issued and outstanding as of both December 31, 2023 and June 30, 2023	1	1
Series B Convertible Preferred Stock: $0.0001 par value; 62,500 shares authorized, 9,938 shares issued and outstanding as of both December 31, 2023 and June 30, 2023	1	1
Series C Preferred Stock: $0.0001 par value; 6,944,445 shares authorized, 5,676,839 and 6,838,889 shares issued and outstanding as of December 31, 2023 and June 30, 2023 , respectively	568	684
Series D Preferred Stock: $0.0001 par value; 500,000 shares authorized, 425,000 shares issued and outstanding as of both December 31, 2023 and June 30, 2023	43	43
Series E Preferred Stock: $0.0001 par value; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023 , respectively	400	400
Common stock: $0.0001 par value; 3,000,000,000 shares authorized, 1,826,705,108 and 1,566,255,108 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	182,670	156,625
Common stock to be issued 48,725,832 and 169,767,499 shares as of December 31, 2023 and June 30, 2023, respectively	216,189	604,335
Additional paid-in capital	38,175,219	37,472,648
Accumulated deficit	(41,667,716)	(41,811,849)
Total Shareholders' Deficit	(3,092,625)	(3,577,112)
Total Liabilities and Shareholders' Deficit	$89,580	$223,173

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$127,250	$198,039	$269,662	$414,499
Cost of sales	(83,265)	(99,418)	(133,392)	(219,420)
Gross profit	43,985	98,621	136,270	195,079

Operating expenses
Selling expense	340	80,272	625	270,282
Depreciation	3,287	3,287	6,574	5,831
Research and development expense	–	–	15,200	2,180
Consulting and professional fees	50,750	65,505	175,935	107,819
Insurance	589	27,326	12,725	56,518
Rent	4,080	6,780	8,160	12,190
Salaries and wages	27,784	354,429	215,724	857,285
General and administrative	28,854	80,449	108,757	162,426
Total operating expenses	115,684	618,048	543,700	1,474,531

Loss from operations	(71,699)	(519,427)	(407,430)	(1,279,452)

Other income / (expense), net
Other income	–	–	–	19,500
Interest income	–	–	–	1,500
Gain on debt extinguishment	239,834	–	637,334	–
Interest expense	(42,904)	(20,364)	(85,771)	(30,106)
Total other income (expense), net	196,930	(20,364)	551,563	(9,106)

Net income (loss) before income taxes	125,231	(539,791)	144,133	(1,288,558)
Income taxes	–	–	–	–
Net income (loss)	$125,231	$(539,791)	$144,133	$(1,288,558)

Preferred stock extinguishment	65,075	–	65,075	–

Net income (loss) attributable to common holders	$190,306	$(539,791)	$209,208	$(1,288,558)

Net income (loss) per common share - Basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per common share - Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - Basic	1,822,312,717	1,531,592,608	1,726,290,434	1,524,691,793
Weighted average common shares outstanding - Diluted	2,334,578,191	1,531,592,608	2,238,555,908	1,524,691,793

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

For the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)

	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 30, 2022	688	$1	9,938	$1	6,838,889	$684	425,000	$43	4,000,000	$400
Loss for the period	–	–	–	–	–	–	–	–	–	–
Common stock for compensation	–	–	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–	–	–
Shares sold for cash - prior quarter	–	–	–	–	–	–	–	–	–	–
Shares sold for cash - current quarter	–	–	–	–	–	–	–	–	–	–
Payment of subscription receivable	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2022	688	1	9,938	1	6,838,889	684	425,000	43	4,000,000	400
Income for the period	–	–	–	–	–	–	–	–	–	–
Common stock to be issued for compensation	–	–	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	–	–	–	–	–	–	–	–
Shares issued for services	–	–	–	–	–	–	–	–	–	–
Commitment shares - Leonite convertible notes	–	–	–	–	–	–	–	–	–	–
Shares sold for cash - prior quarter	–	–	–	–	–	–	–	–	–	–
Shares sold for cash - current quarter	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2022	688	$1	9,938	$1	6,838,889	$684	425,000	$43	4,000,000	$400

Balance at June 30, 2023	688	$1	9,938	$1	6,838,889	$684	425,000	$43	4,000,000	$400
Income for the period	–	–	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–	–	–
Shares sold for cash - prior quarter	–	–	–	–	–	–	–	–	–	–
Shares sold for cash - current quarter	–	–	–	–	–	–	–	–	–	–
Balance at September 30, 2023	688	1	9,938	1	6,838,889	684	425,000	43	4,000,000	400
Income for the period	–	–	–	–	–	–	–	–	–	–
Common stock for officer compensation	–	–	–	–	–	–	–	–	–	–
Reversal of common stock issued for former officer compensation	–	–	–	–	–	–	–	–	–	–
Cancellation of Preferred C shares	–	–	–	–	(1,162,050)	(116)	–	–	–	–
Preferred stock extinguishment	–	–	–	–	–	–	–	–	–	–
Shares sold for cash - prior quarter	–	–	–	–	–	–	–	–	–	–
Balance at December 31, 2023	688	$1	9,938	$1	5,676,839	$568	425,000	$43	4,000,000	$400

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)

(continued)

	Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Amount	Deficit	Deficit

Balance at June 30, 2022	1,493,142,608	$149,314	35,602,500	$407,677	$36,773,035	$(39,423,382)	$(2,092,227)
Loss for the period	–	–	–	–	–	(748,767)	(748,767)
Common stock for compensation	5,000,000	500	(2,000,000)	(30,000)	65,500	–	36,000
Common stock to be issued for compensation	–	–	32,500	441	–	–	441
Common stock for officer compensation	6,950,000	695	(6,950,000)	(101,262)	100,567	–	–
Common stock to be issued for officer compensation	–	–	3,475,000	47,144	–	–	47,144
Shares issued for services	5,000,000	500	–	–	88,500	–	89,000
Shares sold for cash - prior quarter	21,500,000	2,150	(21,500,000)	(215,000)	212,850	–	–
Shares sold for cash - current quarter	–	–	67,950,000	604,500	–	–	604,500
Payment of subscription receivable	–	–	–	–	30,000	–	30,000
Balance at September 30, 2022	1,531,592,608	153,159	76,610,000	713,500	37,270,452	(40,172,149)	(2,033,909)
Income for the period	–	–	–	–	–	(539,791)	(539,791)
Common stock to be issued for compensation	–	–	32,500	210	–	–	210
Common stock for officer compensation	–	–	–	–	–	–	–
Common stock to be issued for officer compensation	–	–	3,475,000	22,422	49	–	22,471
Shares issued for services	–	–	–	–	–	–	–
Commitment shares - Leonite convertible notes	–	–	15,000,000	49,936	–	–	49,936
Shares sold for cash - prior quarter	–	–	–	–	–	–	–
Shares sold for cash - current quarter	–	–	312,500	25,000	–	–	25,000
Balance at December 31, 2022	1,531,592,608	$153,159	95,430,000	$811,068	$37,270,501	$(40,711,940)	$(2,476,083)

Balance at June 30, 2023	1,566,255,108	$156,625	169,767,499	$604,335	$37,472,648	$(41,811,849)	(3,577,112)
Income for the period	–	–	–	–	–	18,902	18,902
Common stock for officer compensation	–	–	1,958,333	1,954	–	–	1,954
Shares sold for cash - prior quarter	138,000,000	13,800	(138,000,000)	(405,000)	391,200	–	–
Shares sold for cash - current quarter	100,000,000	10,000	15,000,000	15,000	89,000	–	114,000
Balance at September 30, 2023	1,804,255,108	180,425	48,725,832	216,289	37,952,848	(41,792,947)	(3,442,256)
Income for the period	–	–	–	–	–	125,231	125,231
Common stock for officer compensation	–	–	600,000	460	–	–	460
Reversal of common stock issued for former officer compensation	–	–	(600,000)	(560)	–		(560)
Cancellation of Preferred C shares	–	–	–	–	(64,959)	–	(65,075)
Preferred stock extinguishment	–	–	–	–	65,075	–	65,075
Shares sold for cash - prior quarter	22,450,000	2,245	–	–	222,255	–	224,500
Balance at December 31, 2023	1,826,705,108	$182,670	48,725,832	$216,189	$38,175,219	$(41,667,716)	$(3,092,625)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Wearable Healthcare Solutions, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2023 and 2022 (unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$144,133	$(1,288,558)
Adjustment for non-cash charges and other items:
Depreciation	6,574	5,831
Amortization of deferred debt issuance costs	23,974	3,480
Amortization of debt discount	25,000	3,629
Stock based compensation expense	1,854	195,266
Gain on debt extinguishment	(637,334)	–
Total adjustments	(435,799)	(1,080,352)
Changes in working capital
Decrease / (increase) in accounts receivable	(26,306)	(9,206)
Decrease / (increase) in inventory	3,435	(57,106)
Decrease / (increase) in prepaid inventory	7,242	62,040
Decrease / (increase) in prepaid expenses	–	(3,900)
(Decrease) / increase in accounts payable	13,822	(12,079)
(Decrease) / increase in accrued expenses	6,185	29,883
(Decrease) / increase in accrued expenses - related party	192,572	26,814
(Decrease) / increase in deferred revenue	53,898	(11,874)
Total changes in working capital	250,848	24,572
Cash flow used in operating activities	(184,951)	(1,055,780)

Cash flow used in investing activities
Purchase of property and equipment	–	(9,442)
Cash flow used in investing activities	–	(9,442)

Cash flow provided by financing activities
Proceeds received from related parties	90,210	155,800
Proceeds from issuance of convertible notes	–	240,000
Repayments of note payable	(155,000)	(15,109)
Proceeds from issuance of stock (net of subscriptions receivable) and stock subscription liability	114,000	659,500
Cash flow from financing activities	49,210	1,040,191

Decrease in cash and cash equivalents	(135,741)	(25,031)
Cash and cash equivalents at beginning of the period	136,151	70,505
Cash and cash equivalents at end of the period	$410	$45,474

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$–	$–
Taxes	$–	$–

Supplemental Disclosures of Non-Cash Financing Activities
Note payable issued to related party as reclassification of amounts due	$279,940	$–

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

WEARABLE HEALTHCARE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 (unaudited) and June 30, 2023

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

Basis of presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of Wearable Healthcare Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2023, and the results of operations and changes in shareholders’ deficit for the three and six months ended December 31, 2023 and cash flows for the six months ended December 31, 2023. The balance sheet as of June 30, 2023, is derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2023 and 2022, which are included in the Company’s June 30, 2023 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 20, 2023.

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

The results of operations for the three and six months ended December 31, 2023, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024.

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

Accounts Receivable – The Company estimates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. The Company charges off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. The Company considers any balance unpaid after the contract payment period to be past due. There are $26,685 and $379 in accounts receivable net of allowances of $23,705 and $23,705 at December 31, 2023 and June 30, 2023, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
Revenue	2023	2022	2023	2022
Hardware revenue	$11,374	23,849	$37,129	$50,725
Service Revenue	115,876	174,190	232,533	363,774
Total Revenue	$127,250	198,039	269,662	$414,499

Deferred revenues at December 31, 2023 and June 30, 2023 were $157,310 and $103,412, respectively. The deferred revenue represents quarterly and annual prepaid service fees, which were invoiced and paid at the onset of customer service agreements and which pertain to service obligations not realized at December 31, 2023 and June 30, 2023, respectively. We have no agreements longer than 12 months.

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

Research and Development - Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents. For the three and six months ended December 31, 2023 and 2022, the Company recorded $-0- and $15,200 and $-0- and $2,180 in research and development costs, respectively.

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

	Three months ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022

Series A convertible preferred stock	1,376	1,376	1,376	1,376
Series B convertible preferred stock	19,876	19,876	19,876	19,876
Series C convertible preferred stock	56,768,390	68,388,890	56,768,390	68,388,890
Series D convertible preferred stock	4,250,000	4,250,000	4,250,000	4,250,000
Series E convertible preferred stock	400,000,000	400,000,000	400,000,000	400,000,000
Common stock to be Issued
Leonite Convertible notes	15,000,000	15,000,000	15,000,000	15,000,000
Stock subscription liability	2,500,000	–	2,500,000	–
Others	33,725,832	1,516,592,608	33,725,832	1,516,592,608
Total potentially dilutive shares	512,265,474	2,004,252,750	512,265,474	2,004,252,750

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common holders	$190,306	$(539,791)	$209,208	$(1,288,558)
Denominator:
Weighted average common shares outstanding - basic	1,822,312,717	1,531,592,608	1,726,290,434	1,524,691,793
Weighted average common shares outstanding - diluted	2,334,578,191	1,531,592,608	2,238,555,908	1,524,691,793
Net income (loss) per share - basic	0.00	(0.00)	0.00	(0.00)
Net income (loss) per share - diluted	0.00	(0.00)	0.00	(0.00)

The Company has recognized income for this quarter, as a result, the basic and diluted share bases will not be presented as the same. For the three and six month periods ended December 31, 2023 and 2022, the Company recognized income of $0.00 and $0.00 and incurred losses of ($0.00) and ($0.00) per basic share, respectively. For the three and six month periods ended December 31, 2023 and 2022, the Company recognized income of $0.00 and $0.00 and incurred losses ($0.00) and ($0.00) per diluted share, respectively.

Recent Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements for the three and six months ended December 31, 2023 and 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As at December 31, 2023 and June 30, 2023, the Company has shown losses for the last two years and has an accumulated deficit of ($41,667,716) and ($41,811,849), respectively.

During the six months ended December 31, 2023, the Company has net cash used in operating activities of $184,951 as well as stock compensation non-cash expense of $1,854 and net income of $144,133. The Company had net cash flow of $49,210 from financing activities in the six months ended December 31, 2023, which resulted in a working capital deficit of $3,139,175 as of December 31, 2023. If the Company is unable to raise additional adequate capital, it could be forced to cease operations.

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

As of December 31, 2023 and June 30, 2023, the Company had $5,120 and $8,555 in inventory, respectively, as well as $0 and $7,242 in prepaid inventory, respectively.

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

As of December 31, 2023 and June 30, 2023, the Company recorded $32,115 and $38,689 in net Property and Equipment, respectively:

	December 31,	June 30,
	2023	2023

Furniture	$20,000	$20,000
Office computers, equipment, software	19,689	19,689
Software development costs	45,900	45,900
Dealer portal	50,000	50,000
Furniture	9,443	9,443
Property, plant, and equipment	145,032	145,032
Less accumulated depreciation	(112,917)	(106,343)
Net property, plant, and equipment	$32,115	$38,689

Note 6 – Accounts payable and accrued expenses and liabilities

The Company recorded accounts payable of $176,758 and $162,936, directly related to operating costs, as of December 31, 2023 and June 30, 2023, respectively.

Accrued expenses and other current liabilities are expenses that have been incurred but not yet paid, and mainly include legal fees, audit fees and other professional fees as well as accrued interest in connection with the credit line and notes payable. The Company recorded $453,347 and $517,067 in accrued expenses and other current liabilities as of December 31, 2023 and June 30, 2023, respectively.

Note 7 – Notes Payable and Note payable-other

Notes payable consists of notes payable from our subsidiary, notes payable-other, convertible notes payable, notes payable for stock purchases under Reg A, short term notes payable, and notes payable-BOAPIN portal, as follows:

	December 31	June 30,
	2023	2023
Notes from subsidiary	$158,333	$158,333
Notes payable - Reg A deposits	140,000	140,000
Short term bridge loan	100,000	100,000
Total notes payable	$398,333	$398,333

Notes Payable - subsidiary

The Company has various loans and credit lines outstanding. The credit line carries an interest rate of 6.24%. The bank loans carry interest rates varying between 9.24% – 10.90%.

	December 31	June 30,
	2023	2023
Wells Fargo Loan	$8,770	$8,770
On Deck Loan	139,569	139,569
Prosper Loans	9,994	9,994
	$158,333	$158,333

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

At December 31, 2023 and June 30, 2023, the Company recorded a short term note payable of $100,000, respectively. During the three and six months ended December 31, 2023, the Company expensed $3,000 and $6,000 in interest expense, respectively. During the three and six months ended December 31, 2022, the Company expensed $3,000 and $6,000, respectively. The accrued interest payable at December 31, 2023 and June 30, 2023 was $94,677 and $88,677, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

Note payable – stock purchases under Reg A

At December 31, 2023 and June 30, 2023, the Company has recorded $140,000 and $140,000 in notes payable for stock purchases under Reg A. During the three and six months ended December 31, 2023, the Company recorded interest expense of $2,700 and $5,400, respectively. During the three and six months ended December 31, 2022, the Company recorded interest expense of $2,700 and $5,400, respectively. The accrued interest payable at December 31, 2023 and June 30, 2023 was $28,507 and $23,107, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

During the three and six months ended December 31, 2023, the Company recorded interest expense of $500 and $1,000, respectively. During the three and six months ended December 31, 2022, the Company recorded interest expense of $500 and $1,000, respectively. The accrued interest payable at December 31, 2023 and June 30, 2023 was $14,282 and $13,282, respectively. These notes are included in the Notes payable total on the Company’s balance sheet.

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

On July 21, 2023, the Company entered into settlement agreements with the principals of the company. In the Nevada Lawsuit (see Note 10), the Company agreed to settle for $345,000, with $145,000 paid upon signing and $200,000 due within 6 months. The Settlement Agreement allows for an increased payment of $600,000 if the Second Nevada Settlement Payment isn’t made within six months. In the New York Lawsuit (see Note 10), the Company will pay $80,000, with $10,000 due upon execution of the Settlement. Payments received by the Company will be applied first to the Second New York Payment. On July 26, 2023 the company paid $145,000 to Benza and $10,000 to GQR Consultant as per the settlement agreement (see Note 12). In February 2024, the note was extended to April 5, 2024.

On February 6, 2024, the Company entered into an amendment to Settlement Agreement related to above two litigations where within two days of the signing of this Amendment, WHSI shall make total payments in the amount of twenty thousand dollars ($20,000) and a ten thousand payment ($10,000) made on or before April 5th, 2024, to “GRQ” pursuant to the payment instructions provided by Mr. Honig. This $20,000 payment shall be credited to the Second Nevada Settlement Payment for the Benza Pharma LLC note as that term is defined in the Settlement Agreement. All outstanding principal and accrued interest shall be due on April 15th, 2024 (the “Extended Due Date”).

As of December 31, 2023 and June 30, 2023, the Company reported $518,750 and $673,750 in convertible notes payable, respectively.

Convertible Note – Leonite Capital, LLC

On December 5, 2022, the Company received $250,000 on issuing the first tranche of $1,000,000 senior secured convertible note (“Leonite 2022 Convertible Note”) from Leonite, net of an original issue discount of $62,500. The term of the convertible note is fifteen months from the date of closing and matures on March 5, 2024. The Company is required to only pay interest expense on a monthly basis for the first six months of the term. During the three and six months ended December 31, 2023, the Company accrued $8,789 and $17,578 of interest expense respectively related to the convertible notes. As of December 31, 2023 and June 30, 2023, the Company reported $295,122 and $246,148 as Convertible notes – Leonite payable respectively.

The Company will begin making nine equal amortization payments of $34,722 commencing in the month of July 2023. The Company is required to issue 15,000,000 commitment shares valued at $78,000 to Leonite of which $28,064 was charged to common stock to be issued. In addition, the Company also paid Leonite $10,000 for legal fees incurred by Leonite related to this transaction. The commitment shares and the legal fees have been recorded as deferred debt issuance costs totaling $59,936. The Company amortized $11,987 of the deferred debt issuance costs during the three months ended December 31, 2023, and the Company also amortized $12,500 of the original issue discount during the three months ended December 31, 2023. The Leonite Convertible Note bears annual interest at the greater of 10% or the Prime Rate plus three percent (3%). The Leonite Convertible Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.007 per share with anti-dilution features.

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

As of December 31, 2023 and June 30, 2023, the balance due on the line of credit was $0 and $397,500, respectively.

Debt settlement – On Deck, Susquehanna, MCA Cure

In 2019, our subsidiary engaged MCA CURE to negotiate settlements with two creditors: On Deck and Susquehanna Salt, noted in the table above. The Company ceased paying the loan payments and paid to MCA Cure $43,875 in 2019 and $47,000 in 2020, at which point the Company was contacted and MCA Cure assured they had enough funds to negotiate with the creditors. In 2020, the Company discovered MCA Cure had not performed when bank accounts were levied for $33,705 by the creditors. $18,705 was subsequently refunded by the collection firm. On September 30, 2020, the bank accounts were again levied for additional funds. Currently the Company has a settlement agreement in place with Susquehanna Salt Loan, and has booked a reserve against the $90,875 funds paid to MCA Cure. The Company has hired an attorney and is making every effort to recover funds and damages from MCA Cure. To date, there has been no resolution to the situation. As of December 31, 2023 and June 30, 2023, the Company recorded $0 and $0 in prepaid fund to MCA Cure, and $139,569 and $139,569 in indebtedness to On Deck. The Company negotiated a settlement with Susquehanna Salt for the loan balance, and as of December 31, 2023 and June 30, 2023, the Company recorded indebtedness to Susquehanna Salt of $0 and $0, respectively.

Note 10 – Shareholders’ Deficit

Preferred Stock:

The Company is currently authorized to issue 25,000,000 shares of preferred stock, par value of $0.0001.

Series A Convertible Preferred Stock: The Company is currently authorized to issue up to 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series A Convertible Preferred Stock for 2 shares of common stock. These shares have no voting rights. As of December 31, 2023 and June 30, 2023, 688 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Series B Convertible Preferred Stock: The Company is currently authorized to issue up to 62,500 shares of Series B Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series B Convertible Preferred Stock for 2 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series B Preferred Stockholder approval. As of December 31, 2023 and June 30, 2023, 9,938 shares of Series B Convertible Preferred Stock were issued and outstanding, respectively.

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

On November 28, 2023, 1,162,050 shares of Series C Convertible Preferred Stock were forfeited by the investor, Hypersoft Ventures. Pursuant to ASC 260-10-S99, the transaction was accounted for as a preferred stock extinguishment. As such, the Company recorded the difference between the fair value of consideration transferred to the preferred stock holder ($0) and the carrying amount of the preferred stock ($65,075) as an increase to net income attributable to common stockholders. There was no net effect to stockholders’ deficit on the consolidated balance sheet or statement of changes in stockholders’ deficit.

As of December 31, 2023 and June 30, 2023, 5,676,839 and 6,838,889 shares of Series C Convertible Preferred Stock were issued and outstanding, respectively.

Series D Convertible Preferred Stock: The Company is currently authorized to issue up to 500,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible at a ratio of 1 share of Series D Convertible Preferred stock for 10 shares of common stock. These shares have voting rights and vote on an “as converted” basis in actions required to have Series D Preferred Stockholder approval. As of December 31, 2023 and June 30, 2023, 425,000 shares of Series D Convertible Preferred Stock were issued and outstanding, respectively.

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

As of December 31, 2023 and June 30, 2023, 4,000,000 shares of Series E Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock:

The Company is currently authorized to issue 3,000,000,000 shares of common stock, par value of $0.0001 per share.

During the six months ended December 31, 2023,

•	the Company has issued 100,000,000 common shares pursuant to its Regulation A offering for net proceeds of $99,000.
•	the Company issued 160,450,000 common shares pursuant to subscriptions received prior to June 30, 2023.

During the six months ended December 31, 2023, the Company also recorded shares to be issued of 1,958,333 to its officers as compensation, valued at $1,854 or $0.001 per share. All shares were recorded at the stock price of the date of agreement or grant.

During the six months ended December 31, 2023, the Company received proceeds totaling $114,000 in connection with the issuance of 115,000,000 shares of common stock. Of the total proceeds received, $99,000 in proceeds was received from the issuance of 100,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001. Proceeds of $15,000 were received from the issuance of 15,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001 per share. Of these issuances, only 15,000,000 shares are yet to be issued as of December 31, 2023.

As of December 31, 2023 and June 30, 2023, the Company has 1,826,705,108 and 1,566,255,108 shares of common stock issued and outstanding, respectively.

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

On November 28, 2023, Hypersoft Venture forgave any and all outstanding debt owed by the Company, including $170,000 of principal and $69,834 of accrued interest. As such, the Company recorded a gain on debt extinguishment of $239,834. Hypersoft also cancelled its Series C preferred stock as part of the transaction (see Note 10).

As of December 31, 2023 and June 30, 2023, the Company has recorded a note payable of $0 and $170,000, respectively. During the three and six months ended December 31, 2023, the Company recorded interest expense of $0 and $0, respectively. During the three and six months ended December 31, 2022, the Company recorded interest expense of $3,428 and $6,856, respectively. The accrued interest balance at December 31, 2023 and June 30, 2023 was $0 and $63,015 respectively.

Note payable – Chief Executive Officer

On November 3, 2023, the Company entered into a Promissory Note Agreement (the “Promissory Note”) with its Chief Executive Officer Peter Pizzino (“Noteholder”), pursuant to which the Company issued to the Noteholder a Secured Note in an aggregate principal amount of $279,940 (the “Notes”), consisting of gross proceeds of loans of $279,940, that were made in cash by Noteholder to the Company over the past year used for operations, which Note shall not be convertible into the Company’s common stock, par value $0.0001 per share. As such, the Company reclassified amounts due to related party to note payable – related party.

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

As of December 31, 2023 and June 30, 2023, the Company has recorded a note payable of $279,940 and $0, respectively.

Related party debt, net

From time to time, the Company received funds from related parties for day-to-day operations. These are short-term loans which bear no interest, and the Company expects to repay these loans by the end of the fiscal year following the year in which the short-term loan was made. The following table reflects the composition of the related party debt, net balance at December 31, 2023 and June 30, 2023.

	December 31,	June 30,
	2023	2023
Related parties – subsidiary	$177,320	$177,320
Accrued salaries, bonus, fees	624,654	621,812
Total loans from related parties, net	$801,974	$799,132

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

2)	Settlement Agreements on July 21, 2023

The Company entered into a Settlement Agreement related to two litigations:

–	Benza Pharma, LLC, et al. v. Wearable Health Solutions, Inc., et al. in Clark County Nevada.
–	GRQ Consultants, Inc. v. Wearable Health Solutions Inc. in the Supreme Court of the State of New York.

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

On February 6, 2024, the Company entered into an amendment to Settlement Agreement related to above two litigations where Within two days of the signing of this Amendment WHSI shall make total payments in the amount of twenty thousand dollars ($20,000) and a ten thousand payment ($10,000) made on or before April 5th, 2024, to “GRQ” pursuant to the payment instructions provided by Mr. Honig. This $20,000 payment shall be credited to the Second Nevada Settlement Payment for the Benza Pharma LLC note as that term is defined in the Settlement Agreement. All outstanding principal and accrued interest shall be due on April 15th, 2024 (the "Extended Due Date").

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

The Company maintains its corporate office at 2901 W. Coast Highway, Suite 200, Newport Beach, CA 92663. The Company currently pays $175 a month for its office space and the term is month-to-month . The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent for this new warehouse space is currently $1,325 per month for the first twelve months of the lease agreement. Expenditures for the six months ending December 31, 2023 and 2022 are as follows:

	Six Months Ended December 31,
	2023	2022
Rent Expenses	$8,160	$12,190

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

The Company’s lease agreements generally do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of the future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. The Company entered into a new three-year lease agreement on September 9, 2022 for new warehouse space located in Mequon, Wisconsin. The monthly rent which commenced in September 2022 is $1,325 per month and increases approximately 3% annually thereafter. The discount rate used was determined based on the available data as of the lease commencement date. The Right-of-use (“ROU”) asset value added as a result of this new lease agreement was $43,058. The Company’s ROU asset and lease liability accounts reflect the inclusion of this new lease agreement on the Company’s consolidated balance sheet as of December 31, 2023.

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

The following summarizes (i) the future minimum undiscounted lease payments under non-cancellable lease for each of the next four years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on the Company’s consolidated balance sheet, as of December 31, 2023:

Fiscal Year Ending June 30,

2024	$8,160
2025	16,670
July & August 2025	2,790
Total future minimum lease payments	27,620
Less imputed interest	(1,949)
Total present value of future minimum lease payments	$25,671

As of December 31, 2023

Operating lease right-of-use assets	$25,250

Accrued lease liability	14,856
Long-term lease liability	10,815
$25,671

As of December 31, 2023

Weighted Average Remaining Lease Term	1.67 years
Weighted Average Discount Rate	8.44%

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

For the three and six months ended December 31, 2023 and 2022, the Company recorded $0 and $0 and $0 and $19,500 in other income related to this settlement agreement, respectively.

Note 15 – Subsequent Events

On January 16, 2024, the Company cancelled 1,250,000 shares of Series C Preferred Stock and 15,000,000 shares of common stock for no consideration.

On February 6, 2024, the Company entered into an amendment to the Benza Settlement Agreement (see Note 12). Within two days of the signing of this Amendment, the Company shall make total payments in the amount of $20,000 and a $10,000 payment made on or before April 5, 2024, to “GRQ. This $20,000 payment shall be credited to the Second Nevada Settlement Payment for the Benza Pharma LLC note as that term is defined in the Settlement Agreement. All outstanding principal and accrued interest shall be due on April 15, 2024 (the “Extended Due Date”).

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

Results of Operations

Results for the Three Months Ended December 31, 2023, compared to the Three Months Ended December 31, 2022

Operating Revenues

The Company had revenues of $127,250 and $198,039 for the three months ended December 31, 2023 and 2022, respectively. Revenues decreased due to lower airtime and monitoring sales.

Cost of Revenues

The Company’s cost of revenues for the three months ended December 31, 2023 and 2022 was $83,265 and $99,418 respectively. Cost of revenues decreased for the three months ended December 31, 2023 primarily due to decreased revenues in the three months ended December 31, 2023 as compared to 2022.

Gross Profit

The Company’s gross profit for the three months ended December 31, 2023 and 2022 was $43,985, and $98,621, respectively. The decrease in the Company’s gross profit was due primarily to the decrease in revenues in 2023 as compared to 2022.

Operating Expenses

Operating expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the three months ended December 31, 2023, operating expenses were $115,684 compared to $618,048 for the three months ended December 31, 2022. The primary expenses for the three months ended December 31, 2023 were salaries and wages totaling $27,784 and consulting & professional fees $50,750; the primary expenses for the three months ended December 31, 2022 were salaries and wages totaling $354,429 and selling expenses $80,272. Operating expenses consisted primarily of Salary & wages which was decreased due to decreased headcount amongst executives and employees.

Other (Income) Expense, net

The Company had other (income) expense, net for the three months ended December 31, 2023 and 2022 of $(196,930) and $20,364, respectively. Other income, net for the three months ended December 31, 2023, consisted of gain on debt extinguishment of $239,834 which was partially offset by interest expense of $42,904. Other income, net for the three months ended December 31, 2022 consisted of interest expense of $20,364.

Net income (loss)

The net income (loss) for the three months ended December 31, 2023, was $125,231 compared to ($539,791) for the three months ended December 31, 2022.

Results for the Six Months Ended December 31, 2023, compared to the Six Months Ended December 31, 2022

Operating Revenues

The Company had revenues of $269,662 and $414,499 for the six months ended December 31, 2023 and 2022, respectively. Revenues decreased due to lower airtime and monitoring sales.

Cost of Revenues

The Company’s cost of revenues for the six months ended December 31, 2023 and 2022 was $133,392 and $219,420 respectively. Cost of revenues decreased for the six months ended December 31, 2023 primarily due to decreased revenues in the six months ended December 31, 2023 as compared to 2022.

Gross Profit

The Company’s gross profit for the six months ended December 31, 2023 and 2022 was $136,270, and $195,079, respectively. The increase in the Company’s gross profit was due primarily to the decrease in cost of revenues in 2023 as compared to 2022.

Operating Expenses

Operating expenses consisted primarily of consulting fees, professional fees, and legal and accounting expenses. For the six months ended December 31, 2023, operating expenses were $543,700 compared to $1,474,531 for the six months ended December 31, 2022. The primary expenses for the six months ended December 31, 2023 were salaries and wages totaling $215,724 and consulting & professional fees $175,935; the primary expenses for the six months ended December 31, 2022 were salaries and wages totaling $857,285 and selling expenses $270,282. Operating expenses consisted primarily of Salary & wages which was decreased due to decreased headcount amongst executives and employees.

Other (Income) Expense, net

The Company had other (income) expense, net for the six months ended December 31, 2023 and 2022 of $(551,563) and $9,106, respectively. Other income, net for the six months ended December 31, 2023, consisted of gain on debt extinguishment of $637,334 which was partially offset by interest expense of $85,771. Other income, net for the six months ended December 31, 2022 consisted of $19,500 in settlement proceeds, interest income of $1,500 all of which was partially offset by interest expense of $30,106.

Net income (loss)

The net income (loss) for the six months ended December 31, 2023, was $144,133 compared to ($1,288,558) for the six months ended December 31, 2022.

Liquidity and Capital Resources

	December 31,	June 30,
	2023	2023
Working Capital Deficit
Cash	$410	$136,151
Current Assets	$32,215	$152,327
Current Liabilities	$3,171,390	$3,781,817
Working Capital Deficit	$(3,139,175)	$(3,629,490)

	December 31,	December 31,
	2023	2022
Cash Flows
Cash flow used in operating activities	$(184,951)	$(1,055,780)
Cash flow used in investing activities	$–	$(9,442)
Cash flow provided by financing activities	$49,210	$1,040,191
Net decrease in cash during the period	$(135,741)	$(25,031)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds and through the sale of equity.

At December 31, 2023, the Company had total current assets of $32,215. Current assets consisted of accounts receivable, cash and inventory. At December 31, 2023 and June 30, 2023, the Company had total current liabilities of $3,171,390 and $3,781,817, respectively. Current liabilities consisted primarily of accounts payable, accrued liabilities and notes payable.

We had a working capital deficit of $3,139,175 as of December 31, 2023.

Cash flow from Operating Activities

During the six months ended December 31, 2023, cash used in operating activities was $(184,951) compared to $(1,055,780) for the period ended December 31, 2022. The decrease in the amount of cash used in operating activities was primarily due to the decrease in the net loss resulting from the lower salaries and wages incurred in the six months ended December 31, 2023 as compared to the six months ended December 31, 2022.

Cash flow from Financing Activities

For the six months ended December 31, 2023, cash provided by financing activities was $49,210 compared to $1,040,191 provided during the six months ended December 31, 2022.

Quarterly Developments

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

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $41,667,716 as of December 31, 2023. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended December 31, 2023.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended December 31, 2023; Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not as yet have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no changes occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

2)	Settlement Agreements on July 21, 2023

The Company entered into a Settlement Agreement related to two litigations:

–	Benza Pharma, LLC, et al. v. Wearable Health Solutions, Inc., et al. in Clark County Nevada.
–	GRQ Consultants, Inc. v. Wearable Health Solutions Inc. in the Supreme Court of the State of New York.

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

On February 6, 2024, the Company entered into an amendment to Settlement Agreement related to above two litigations where Within two days of the signing of this Amendment WHSI shall make total payments in the amount of twenty thousand dollars ($20,000) and a ten thousand payment ($10,000) made on or before April 5th, 2024, to “GRQ” pursuant to the payment instructions provided by Mr. Honig. This $20,000 payment shall be credited to the Second Nevada Settlement Payment for the Benza Pharma LLC note as that term is defined in the Settlement Agreement. All outstanding principal and accrued interest shall be due on April 15th, 2024 (the “Extended Due Date”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2023, the Company received proceeds totaling $114,000 in connection with the issuance of 115,000,000 shares of common stock. Of the total proceeds received, $99,000 in proceeds was received from the issuance of 100,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001. Proceeds of $15,000 were received from the issuance of 15,000,000 common shares that were issued under the terms of subscription agreements at the contract price of $0.0001 per share. Of these issuances, only 15,000,000 shares are yet to be issued as of December 31, 2023.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2023, Mr. Harrysen Mittler resigned from the capacity of CEO and as a Director for the Company. The resignation of Mr. Mittler was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Peter Pizzino our current President and Director will take over as the Company’s CEO.

Item 6. Exhibits.

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

WEARABLE HEALTH SOLUTIONS, INC.

/s/ Peter Pizzino	February 20, 2024
Peter Pizzino, CEO, Principal Executive Officer, Director	Date

/s/ Eric Sherb	February 20, 2024
Eric Sherb, CFO, Principal Accounting Officer	Date

